Form 10-Q
period 2026-03-31
Aktis Oncology, Inc.
filed 2026-05-11
CIK 2035832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Registrant’s Common Stock and Class A common stock outstanding as of April 30, 2026 was 53,404,618 and 1,872,829, respectively.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are neither historical facts nor assurances of future performance. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein for any reason after the date of this report to conform these statements to new information, future events or otherwise.

You should read this Quarterly Report on Form 10-Q and the documents we have filed with the SEC with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

AKTIS ONCOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and par value data)

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$371,630	$37,784
Marketable securities	166,854	189,003
Prepaid expenses and other current assets	5,456	3,523
Total current assets	543,940	230,310
Property and equipment, net	15,295	14,595
Operating lease right-of use assets	12,816	12,651
Restricted cash equivalents	1,149	1,149
Other assets	3,601	6,180
Total assets	$576,801	$264,885
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$1,227	$1,737
Accrued expenses and other current liabilities	6,298	9,522
Deferred revenue, current portion	18,958	18,662
Operating lease liabilities, current portion	1,430	1,315
Total current liabilities	27,913	31,236
Deferred revenue, net of current portion	32,633	36,156
Operating lease liabilities, net of current portion	10,147	10,233
Total liabilities	70,693	77,625
Commitments and contingencies (Note 13)
Redeemable convertible preferred stock:
Series Seed redeemable convertible preferred stock, $0.0001 par value; no shares and 5,000,000 shares authorized, issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	5,000
Series A redeemable convertible preferred stock, $0.0001 par value; no shares and 78,067,500 shares authorized, issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	145,050
Series A-1 redeemable convertible preferred stock, $0.0001 par value; no shares and 2,500,000 shares authorized, issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	8,197
Series B redeemable convertible preferred stock, $0.0001 par value; no shares and 43,750,000 shares authorized, issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	174,654
Partner redeemable convertible preferred stock, $0.0001 par value; no shares and 250,000 shares authorized, issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	508
Stockholders' deficit:
Common stock, $0.0001 par value; 480,000,000 and 156,800,000 shares authorized as of March 31, 2026 and December 31, 2025, respectively; 53,403,173 shares and 915,261 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	5	—
Class A Common stock, $0.0001 par value; 10,000,000 and no shares authorized as of March 31, 2026 and December 31, 2025, respectively; 1,872,829 shares and no shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	681,233	10,373
Accumulated other comprehensive (loss) income	(241)	42
Accumulated deficit	(174,889)	(156,564)
Total stockholders' equity (deficit)	506,108	(146,149)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$576,801	$264,885

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKTIS ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2026	2025
Revenue:
Collaboration revenue	$3,227	$1,447
Operating expenses:
Research and development	20,036	15,863
General and administrative	5,897	3,727
Total operating expenses	25,933	19,590
Loss from operations	(22,706)	(18,143)
Other income (expense):
Interest income	4,384	3,171
Other expense, net	(3)	(13)
Total other income, net	4,381	3,158
Net loss	$(18,325)	$(14,985)
Net loss per share - basic and diluted	$(0.38)	$(18.60)
Weighted-average common stock outstanding, basic and diluted	48,630,038	805,821
Comprehensive loss:
Net loss	$(18,325)	$(14,985)
Other comprehensive loss:
Net unrealized loss on marketable securities held	(283)	(58)
Comprehensive loss	$(18,608)	$(15,043)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKTIS ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

	Series Seed Redeemable Convertible Preferred Stock		Series A Redeemable Convertible Preferred Stock		Series A-1 Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Partner Redeemable Convertible Preferred Stock		Common Stock		Class A Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit) Equity
Balance as of December 31, 2024	5,000,000	$5,000	78,067,500	$145,050	2,500,000	$8,197	43,750,000	$174,654	250,000	$508	780,996	$—	—	$—	$4,906	$124	$(92,833)	(87,803)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,235	—	—	1,235
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	26,285	—	—	—	50	—	—	50
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(14,985)	(14,985)
Balance as of March 31, 2025	5,000,000	$5,000	78,067,500	$145,050	2,500,000	$8,197	43,750,000	$174,654	250,000	$508	807,281	$—	—	$—	$6,191	$66	$(107,818)	$(101,561)

Balance as of December 31, 2025	5,000,000	$5,000	78,067,500	$145,050	2,500,000	$8,197	43,750,000	$174,654	250,000	$508	915,261	$—	—	$—	$10,373	$42	$(156,564)	(146,149)
Conversion of redeemable convertible preferred stock to common stock upon closing of initial public offering	(5,000,000)	(5,000)	(78,067,500)	(145,050)	(2,500,000)	(8,197)	(43,750,000)	(174,654)	(250,000)	(508)	32,184,389	3	1,872,829	—	333,406	—	—	333,409
Issuance of common stock from initial public offering, net of issuance costs of $5,376											20,297,500	2	—	—	334,402	—	—	334,404
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,022	—	—	3,022
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	6,023	—	—	—	30	—	—	30
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(283)	—	(283)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(18,325)	(18,325)
Balance as of March 31, 2026	—	$—	—	$—	—	$—	—	$—	—	$—	53,403,173	$5	1,872,829	$—	$681,233	$(241)	$(174,889)	$506,108

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKTIS ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2026	2025
Cash flows used in operating activities
Net loss	$(18,325)	$(14,985)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	652	484
Stock-based compensation	3,022	1,235
Net amortization of premiums and accretion of discounts on investments in marketable securities	(529)	(1,854)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(828)	701
Interest receivable	(1,105)	195
Operating lease right-of-use assets	191	222
Other assets	(1,877)	515
Accounts payable	(65)	90
Accrued expenses and other current liabilities	(1,824)	(2,219)
Operating lease liabilities	(327)	(418)
Deferred revenue	(3,227)	(1,448)
Net cash used in operating activities	(24,242)	(17,482)
Cash flows provided by investing activities
Purchases of marketable securities	—	(10,816)
Proceeds from maturities of marketable securities	22,395	51,750
Purchases of property and equipment	(1,854)	(1,893)
Net cash provided by investing activities	20,541	39,041
Cash flows provided by (used in) financing activities
Proceeds from initial public offering, net of underwriter discounts and commissions paid during the period	339,780	—
Payment of offering costs	(2,263)	(518)
Proceeds from exercise of common stock options	30	50
Net cash provided by (used in) financing activities	337,547	(468)
Net increase in cash, cash equivalents and restricted cash equivalents	333,846	21,091
Cash, cash equivalents and restricted cash equivalents at beginning of period	38,933	38,308
Cash, cash equivalents and restricted cash equivalents at end of period	$372,779	$59,399
Reconciliation of cash, cash equivalents and restricted cash equivalents
Cash and cash equivalents	$371,630	$58,250
Long-term restricted cash equivalents	1,149	1,149
Total cash, cash equivalents and restricted cash equivalents	$372,779	$59,399
Supplemental disclosure of non-cash investing and financing activities:
Remeasurement of right-of-use asset and lease liability due to lease modification	$—	$370
Conversion of redeemable convertible preferred stock into common stock upon closing of initial public offering	$333,409	$—
Deferred offering costs transferred to additional paid in capital	$4,456	$—
Purchases of property and equipment included in accounts payable	$32	$—
Purchases of property and equipment included in accrued expenses	$152	$1,196
Net unrealized loss on marketable securities	$(283)	$(58)
Deferred offering costs included in accrued expenses	$—	$332

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKTIS ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for per share and share amounts)

(Unaudited)

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

Reverse Stock Split

On January 2, 2026, the Company effected a 1-for-3.8044 reverse stock split of its issued and outstanding common stock, which also resulted in a proportional adjustment to the conversion price for each series of its redeemable convertible preferred stock, and to the exercise prices and number of outstanding stock options. The par value and authorized number of shares of common stock and redeemable convertible preferred stock were not adjusted as a result. All share and per share amounts for all periods presented in the condensed consolidated financial statements and notes thereto have been retroactively adjusted to reflect the effect of the reverse stock split.

Initial Public Offering

In January 2026, the Company completed its initial public offering ("IPO"), in which the Company sold an aggregate of 20,297,500 shares of its common stock at a public offering price of $18.00 per share, including 2,647,500 shares pursuant to the full exercise of the underwriters' option to purchase additional shares, resulting in aggregate net proceeds of approximately $334.4 million, after deducting underwriter discounts, commissions and other offering expenses incurred through March 31, 2026. Immediately prior to the closing of the IPO, the Company's outstanding redeemable convertible preferred stock automatically converted into 32,184,389 shares of common stock and 1,872,829 shares of Class A non-voting common stock. Following the closing of the IPO, no shares of redeemable convertible preferred stock were outstanding.

In connection with the closing of the IPO, the Company's certificate of incorporation was amended and restated to authorize 480,000,000 shares of common stock, par value $0.0001 per share, 10,000,000 shares of Class A common stock, par value $0.0001 per share and 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share.

Liquidity

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has incurred losses since inception, including net losses of $18.3 million and $15.0 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company had an accumulated deficit of $174.9 million.

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within the twelve months after the date that these condensed consolidated financial statements are issued. The Company believes that its existing cash, cash equivalents and marketable securities of $538.5 million as of March 31, 2026 will be sufficient to allow the Company to fund operations at least twelve months from the date that the financial statements are issued.

Basis of presentation and consolidation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiary, Aktis Security Corporation. All intercompany balances and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and ASUs of the Financial Accounting Standards Board (“FASB”).

2. Summary of significant accounting policies

The Company’s significant accounting policies are disclosed in Note 2, “Summary of significant accounting policies,” in the audited consolidated annual financial statements in the Annual Report on Form 10-K for the year ended December 31, 2025 which was filed with the Securities and Exchange Commission ("SEC") on March 30, 2026. Since the date of those annual financial statements, there have been no changes to the Company’s significant accounting policies, except as noted below.

Unaudited interim financial information

The accompanying condensed consolidated balance sheet as of March 31, 2026, and the condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) and condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 are unaudited. The condensed consolidated interim financial statements have been prepared on the same basis as the December 31, 2025 and 2024 audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2026. The results for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, or for any other subsequent period.

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

3. Fair value measurements

The following table sets forth by level, within the fair value hierarchy, the financial assets and liabilities carried at fair value on a recurring basis (in thousands):

	Fair value measurements as of March 31, 2026
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$371,130	$—	$—	$371,130
Marketable securities:
Commercial paper	—	35,188	—	35,188
Treasury bills	87,731	—	—	87,731
Corporate debt securities	—	18,563	—	18,563
Agency bonds	—	25,372	—	25,372
Total marketable securities	87,731	79,123	—	166,854
Restricted cash equivalents	1,149	—	—	1,149
Total financial assets	$460,010	$79,123	$—	$539,133

	Fair value measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$37,284	$—	$—	$37,284
Marketable securities:
Commercial paper	—	55,292	—	55,292
Treasury bills	87,973	—	—	87,973
Corporate debt securities	—	18,529	—	18,529
Agency bonds	—	27,209	—	27,209
Total marketable securities	87,973	101,030	—	189,003
Restricted cash equivalents	1,149	—	—	1,149
Total financial assets	$126,406	$101,030	$—	$227,436

During the three months ended March 31, 2026, there were no transfers or reclassifications between fair value measurement levels of financial assets. The carrying values of prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. The Company had no other financial liabilities for the periods presented above.

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

4. Marketable securities

As of March 31, 2026 and December 31, 2025, the Company’s security portfolio consisted of 51 securities and 56 securities, respectively, related to marketable securities in debt securities available-for-sale, of which there were 49 securities and 10 securities in unrealized loss positions as of March 31, 2026 and December 31, 2025, respectively. There were no securities in an unrealized loss position for greater than 12 months as of March 31, 2026 or December 31, 2025. The Company does not intend to sell the marketable securities prior to the value of the securities being recovered and it is not more likely than not that the Company will be required to sell the marketable securities before recovery of their amortized cost basis. The Company did not record an allowance for credit losses as of March 31, 2026 or December 31, 2025. Accrued interest receivable relating to the Company’s available-for-sale securities is presented within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets, and amounted to $2.2 million and $1.1 million as of March 31, 2026 and December 31, 2025, respectively.

Marketable securities, which are classified as available-for-sale, consisted of the following (in thousands):

	March 31, 2026
	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$35,215	$—	$(27)	$35,188
Treasury bills	87,860	—	(129)	87,731
Corporate debt securities	18,594	—	(31)	18,563
Agency bonds	25,427	—	(55)	25,372
Total marketable securities	$167,096	$—	$(242)	$166,854

	December 31, 2025
	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$55,300	$10	$(18)	$55,292
Treasury bills	87,924	49	—	87,973
Corporate debt securities	18,533	5	(9)	18,529
Agency bonds	27,204	10	(5)	27,209
Total marketable securities	$188,961	$74	$(32)	$189,003

5. Property and equipment, net

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Laboratory equipment	$12,335	$12,149
Computer equipment	138	81
Computer software	216	216
Office equipment & furniture	625	520
Leasehold improvements	5,105	167
Assets under construction	3,073	7,007
Total property and equipment	21,492	20,140
Less: Accumulated depreciation and amortization	(6,197)	(5,545)
Property and equipment, net	$15,295	$14,595

The Company recorded depreciation expense of $0.7 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued compensation and benefit costs	$1,251	$4,564
Accrued research and development costs	3,887	2,958
Accrued professional costs	340	192
Other accrued expenses	820	1,808
Total accrued expenses and other current liabilities	$6,298	$9,522

7. Stockholders’ deficit

Common stock and Class A common stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders provided, however, that, except as otherwise required by law, holders of common stock are not entitled to vote on any amendment to the Company’s Certificate of Incorporation that relates solely to the terms of one or more outstanding series of Class A common stock or preferred stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote thereon pursuant to the Certificate of Incorporation or pursuant to the Delaware General Corporation Law. Each share of Class A common stock is non-voting. There is no cumulative voting. Both common stockholders and Class A common stockholders are entitled to receive dividends, as may be declared by the Company’s Board, if any. Through March 31, 2026, no dividends have been declared or paid.

The Company’s common stock available for future issuance is summarized below:

	March 31,	December 31,
	2026	2025
Common stock authorized	480,000,000	156,800,000
Common stock outstanding	53,403,173	915,261
Common stock authorized and reserved for future issuances:
Series Seed Preferred Stock	—	1,314,262
Series A Preferred Stock	—	20,520,285
Series A-1 Preferred Stock	—	657,133
Series B Preferred Stock	—	11,499,825
Partner Preferred Stock	—	65,713
Stock options outstanding	7,651,884	5,899,875
Common stock reserved for future grant under the 2020 Equity Incentive Plan	—	285,723
Common stock reserved for future grant under the 2026 Equity Incentive Plan	2,531,120	—
Common stock reserved for future grant under the 2026 Employee Stock Purchase Plan	27,843	—
Total common stock authorized and reserved for future issuance	10,210,847	40,242,816
Unreserved common stock available for future issuance	416,385,980	115,641,923

8. Equity-based compensation

2020 Stock Option and Incentive Plan

The Company’s 2020 Stock Option and Grant Plan, as amended (the “2020 Plan”), provided for the Company to sell or issue common stock or restricted common stock, and other awards as determined by the Board could be granted to employees, non-employees and directors of the Company. As of the effective date of the 2026 Stock Option and Incentive Plan (the “2026 Plan”), and as of March 31, 2026, there were no shares remaining available for future issuance under the 2020 Plan. Any options or other awards outstanding under the 2020 Plan remain outstanding and effective.

2026 Stock Option and Incentive Plan

In January 2026, the Board and the Company's stockholders adopted and approved the 2026 Plan, which became effective on January 8, 2026. The 2026 Plan initially reserved 4,009,452 shares of common stock for future issuances and is subject to automatic increases in the number of shares of common stock reserved for future issuances in accordance with the evergreen provisions in the 2026 Plan. The shares reserved for future issuance under the 2020 Plan ceased to be available for issuance at the time the 2026 Plan became effective. Any shares underlying outstanding stock awards granted under the 2020 Plan that subsequently expire or are repurchased, forfeited, cancelled, or withheld will return to the 2026 Plan and be reserved and available for issuance. As of March 31, 2026, there were 2,531,120 shares remaining available for future issuance under the 2026 Plan.

2026 Employee Stock Purchase Plan

In January 2026, the Board and the Company's stockholders adopted and approved the 2026 Employee Stock Purchase Plan (the "2026 ESPP"), which became effective on January 8, 2026. The 2026 ESPP initially reserved 27,843 shares of common stock for future issuance and is subject to automatic increases in the number of shares of common stock reserved for future issuances in accordance with the evergreen provisions in the 2026 ESPP. As of March 31, 2026, there were 27,843 shares remaining available for future issuance under the 2026 ESPP.

Stock Option Activity

The following table summarizes the stock option activity during the three months ended March 31, 2026:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2026	5,899,875	$5.87	7.56	$32,946
Granted	1,764,987	18.05	—	—
Exercised	(6,023)	4.95	—	85
Cancelled	(6,955)	15.88	—	—
Outstanding as of March 31, 2026	7,651,884	$8.67	7.79	$70,842
Options vested and exercisable as of March 31, 2026	3,574,189	$4.12	6.26	$49,228
Options unvested and expected to vest as of March 31, 2026	4,077,695	$12.66	9.13	$21,614

Compensation cost is recognized on a straight-line basis over the requisite service period. As of March 31, 2026, the total unrecognized compensation related to unvested stock option awards was $36.7 million which the Company expects to recognize over a weighted-average period of approximately 2.91 years.

The weighted-average grant date fair value per share of stock options granted during the three months ended March 31, 2026 and 2025 was $13.80 and $2.06, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2026 and 2025 was $0.1 million and $0.2 million, respectively.

The following table presents, on a weighted-average basis, the assumptions used in the Black Scholes option-pricing model to determine the grant-date fair value of the stock options granted during the years ended:

	March 31,	March 31,
	2026	2025
Expected term (in years)	6.04	6.07
Risk-free interest rate	3.84%	4.47%
Expected volatility	90.93%	83.43%
Dividend yield	—	—

Stock-based compensation expense

The following table summarizes stock-based compensation expense included in operating expenses (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$1,288	$598
General and administrative	1,734	637
Total	$3,022	$1,235

9. Income taxes

The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2026 and 2025. The Company continues to maintain a full valuation allowance against its U.S. federal and state deferred tax assets as it is more likely than not that such assets will not be realized in the future.

As of March 31, 2026 and December 31, 2025, the Company had no uncertain tax positions relevant to the jurisdictions where it is required to file income tax returns requiring recognition in the consolidated financial statements. As of March 31, 2026 and December 31, 2025, the Company had no accrued interest or penalties related to uncertain tax positions.

10. License agreements

The Company has entered into several license agreements with third parties that typically involve payments from the Company, including upfront payments, milestone payments and royalty payments. The terms and conditions as well as accounting analysis for the Company’s significant license agreements are described in Note 11, “License Agreements” in the audited consolidated annual financial statements for the years ended December 31, 2025 and 2024. As of March 31, 2026, no milestones have been achieved under these agreements. There have been no other material changes to the terms and conditions or accounting conclusions previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025.

11. Collaboration revenue

Eli Lilly collaboration agreement

In May 2024, the Company entered into the Collaboration Agreement with Eli Lilly and Company ("Eli Lilly") to generate anticancer radiopharmaceuticals using the Company's novel miniprotein technology platform. The terms and conditions as well as accounting analysis for the Company’s Collaboration Agreement are described in Note 12, “Collaboration revenue” in the audited consolidated annual financial statements for the year ended December 31, 2025.

The Company recognized $3.2 million and $1.4 million of collaboration revenue during the three months ended March 31, 2026 and 2025, respectively. The remaining transaction price of $51.6 million is expected to be recognized as revenue through 2030. As of March 31, 2026, one development milestone under the Collaboration Agreement totaling $1.0 million had been achieved. There have been no other material changes to the terms and conditions or accounting conclusions previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025.

12. Commitments and contingencies

Legal proceedings

The Company was not subject to any material legal proceedings during the three months ended March 31, 2026 and 2025, and the Company is not aware of any material legal proceedings that are currently pending or threatened.

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

13. Leases

Operating leases

In March 2021, the Company entered into a lease agreement for a research and development laboratory and related office space located in Durham, North Carolina (the "Durham Lease"). The lease was extended with a revised termination date of September 30, 2027. The lease extension was accounted for as modifications in accordance with ASC 842 and the Company reassessed the lease liability and right-of-use (“ROU”) asset related to the lease. The extension resulted in an increase of $0.4 million to the related operating lease ROU asset and lease liability.

In January 2022, the Company entered into a lease for office, laboratory and storage space located in Boston, Massachusetts. The lease is set to expire 10 years from the rent commencement date of January 4, 2023.

14. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the periods presented (in thousands, except share and per share amounts):

	Three months ended March 31,
	2026	2025
Numerator:
Net loss	$(18,325)	$(14,985)
Net loss attributable to common stockholders, basic and diluted	$(18,325)	$(14,985)
Denominator:
Weighted-average number of common stock used in net loss per share, basic and diluted	48,630,038	805,821
Net loss per share of common stock, basic and diluted	$(0.38)	$(18.60)

The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

As the liquidation and dividend rights are identical for the Company's common stock and Class A common stock, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for the Company's common stock and Class A common stock was the same for the three months ended March 31, 2026. The Company only had one class of common stock outstanding as of March 31, 2025.

The following outstanding potentially dilutive securities have been excluded from the computation of diluted net loss per share attributable to common stockholders, as including them would have had an anti-dilutive effect:

	Three months ended March 31,
	2026	2025
Preferred Stock	—	34,057,218
Options to purchase common stock	7,651,884	20,396,207
Total	7,651,884	54,453,425

15. Segment information

The Company has one operating and reportable segment focused on the research and development of targeted radiopharmaceuticals to treat a broad range of solid tumor cancers. The accounting policies of the single operating segment are identical to those described in Note 2, “Summary of significant accounting policies,” in the audited consolidated annual financial statements for the year ended December 31, 2025.

The chief operating decision-maker (“CODM”) manages the Company’s operations on a consolidated basis and assesses performance based on consolidated net loss, which is reported on the condensed consolidated statements of operations. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets. Expenditures for additions to long-lived assets, which include purchases of property and equipment, are included in total consolidated assets reviewed by the CODM and are reported on the condensed consolidated statements of cash flows. The CODM uses consolidated net loss and budget-to-actual variances to allocate resources and assess the performance of the entire company.

Certain segment information for prior period has been recast to conform to the current period presentation. The recast did not impact the Company's previously reported consolidated results of operations.

The following information represents significant segment expenses regularly provided to the CODM with the following categories (in thousands):

	Three months ended March 31,
	2026	2025
Collaboration revenue	$3,227	$1,447
Direct external research and development expenses:
Discovery and development	(2,559)	(3,718)
[225Ac]Ac-AKY-1189	(3,745)	(2,907)
[225Ac]Ac-AKY-2519	(2,985)	(755)
Unallocated research and development expenses:
Employee-related (including stock-based compensation)	(7,390)	(5,296)
Information technology, facilities, office and other [1]	(3,357)	(3,187)
General and administrative expenses:
Employee-related (including stock-based compensation)	(3,424)	(1,995)
Professional and consulting	(1,917)	(1,351)
Information technology, facilities, office and other [1]	(556)	(381)
Other segment items [2]	4,381	3,158
Net loss	$(18,325)	$(14,985)

1.
Information technology, facilities, office and other includes depreciation and amortization.
2.
Other segment items consist of interest income and other expense, net. Interest income consists of interest earned on cash equivalents and marketable securities and amortization or accretion of discounts or premiums on marketable securities. Other expense, net consists of gains and losses on currency revaluation related to the payment of foreign vendor invoices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission ("SEC") on March 30, 2026 (the "Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q and the “Risk Factor” section of our Annual Report -K, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

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

Since our inception in August 2020, we have devoted substantially all of our resources to developing our miniprotein radioconjugate platform, identifying and developing our product candidates and programs, establishing and protecting our intellectual property, conducting research and development activities, building our supply chain and manufacturing capabilities, organizing and staffing our company, raising capital and providing general and administrative support for these operations. We do not have any products approved for commercial sale and have not generated any revenues from product sales. We have funded our operations primarily with proceeds the issuance and sale of our redeemable convertible preferred stock and upfront payments from a Research and Collaboration Agreement, the Collaboration Agreement, with Eli Lilly and Company, or Eli Lilly, and have received aggregate net proceeds of $345.5 million from the sale of our redeemable convertible preferred stock, $60.0 million in upfront payments upon entering into the Collaboration Agreement, and $1.0 million upon achieving the first development milestone under the Collaboration Agreement. In January 2026, we completed our IPO of 20,297,500 shares of common stock, which included 2,647,500 shares of common stock sold pursuant to the underwriters' full exercise of their option to purchase additional shares. We received net proceeds from the IPO of $334.4 million after deducting underwriter discounts, commissions and other offering expenses incurred through March 31, 2026.

We have incurred significant operating losses in every year since inception and we expect to continue to incur substantial losses for the foreseeable future. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of March 31, 2026, we had an accumulated deficit of $174.9 million and our net losses were $18.3 million and $15.0 million for the three months ended March 31, 2026 and 2025, respectively. We expect our expenses and operating losses will increase substantially as we:

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

As of March 31, 2026, we had cash, cash equivalents and marketable securities of $538.5 million. Based upon our current operating plans, we believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the sections titled “—Liquidity and capital resources” and “Risk factors” included elsewhere in this Quarterly Report.

License and collaboration agreements

We may incur contingent regulatory and development milestones, commercial milestones and royalty payments that we are required to make under our license and collaboration agreements, in which the amounts to be paid by us are not fixed or determinable at this time. For a more detailed description of these agreements, see Notes 11 and 12 to our audited consolidated financial statements in the Annual Report. There have been no material changes to the terms and conditions, or accounting conclusions, previously disclosed in the Annual Report.

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

General and administrative expenses

General and administrative expenses consist primarily of employee-related costs, including salaries, bonuses, benefits, and stock-based compensation expenses for personnel in executive, finance, accounting, human resources, and other administrative functions. General and administrative expenses also include professional and consulting expenses, including legal fees relating to patent, intellectual property, and corporate matters, professional fees for accounting, audit, and consulting services, and facility and depreciation expenses, including expenses for rent, director and officer insurance expenses, and other operating costs not included in research and development. We recognize general and administrative expenses in the periods in which they are incurred.

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

Other income, net

Other income, net consists of interest earned, the accretion or amortization of discount or premiums on our cash equivalents and investments in marketable securities on investments classified as available-for-sale, and realized and unrealized foreign currency transaction losses.

Income taxes

Since our inception, we have not recorded any income tax benefits or expense for the net losses we have incurred in each period or for our earned research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2025, we had net operating loss carryforwards, or NOLs, for federal and state income tax purposes of $45.8 million and $40.8 million, respectively. The federal NOLs are not subject to expiration and the state NOLs begin to expire in 2041. These loss carryforwards are available to reduce future federal taxable income, if any. As of the three months ended March 31, 2026 and 2025, we have recorded a full valuation allowance against our net deferred tax assets.

Results of operations

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Revenue:
Collaboration revenue	$3,227	$1,447	$1,780
Total revenue	3,227	1,447	1,780
Operating expenses:
Research and development	20,036	15,863	4,173
General and administrative	5,897	3,727	2,170
Total operating expenses	25,933	19,590	6,343
Loss from operations	(22,706)	(18,143)	(4,563)
Total other income, net	4,381	3,158	1,223
Net loss	$(18,325)	$(14,985)	$(3,340)

Revenue

Collaboration revenue was $3.2 million and $1.4 million for the three months ended March 31, 2026 and 2025, respectively, driven by revenue recognized from our Collaboration Agreement with Eli Lilly, which is recognized over time using the cost incurred input method.

Research and development expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Direct external research and development expenses:
Discovery and development	$2,559	$3,718	$(1,159)
[225Ac]Ac-AKY-1189	3,745	2,907	838
[225Ac]Ac-AKY-2519	2,985	755	2,230
Unallocated research and development expenses:
Employee-related (including stock-based compensation)	7,390	5,296	2,094
Facility, lab and depreciation	3,022	2,787	235
Other research and development related costs	335	400	(65)
Total research and development expenses	$20,036	$15,863	$4,173

Research and development expenses were $20.0 million for the three months ended March 31, 2026, compared to $15.9 million for the comparable prior year period. The increase of $4.1 million was primarily due to:

•
$2.2 million increase in direct costs associated with advancing [225Ac]Ac-AKY-2519 through IND-enabling studies;
•
$2.1 million increase primarily driven by an increase in employee-related costs (including stock-based compensation) attributable to our increased headcount to support the advancement of our clinical development programs and manufacturing;

•
$0.8 million increase in direct costs for [225Ac]Ac-AKY-1189 related to the ongoing operations of our Phase 1b clinical trial for this program; and
•
$0.2 million increase in facility, lab and depreciation costs primarily related to an increase in laboratory equipment as a result of our expansion of laboratory space and an increase in software subscriptions, partially offset by;
•
$1.2 million decrease in discovery and development costs relating to a shift toward increased direct program spend for [225Ac]AKY-1189 and [225Ac]AKY-2519.

General and administrative expenses

The following table summarizes our general and administrative expenses (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Employee-related expenses (including stock-based compensation)	$3,424	$1,995	$1,429
Professional and consulting expenses	1,917	1,351	566
Facility, depreciation, and other	556	381	175
Total general and administrative expenses	$5,897	$3,727	$2,170

General and administrative expenses were $5.9 million for the three months ended March 31, 2026, compared to $3.7 million for the comparable prior year period. The increase of $2.2 million was primarily due to an increase in employee-related costs (including stock-based compensation) attributable to our increased headcount, as well as higher professional and consulting costs and director and officer insurance costs associated with operating as a public company.

Other income, net

Other income, net was $4.4 million for the three months ended March 31, 2026, compared to $3.2 million for the comparable prior year period. The increase of $1.2 million was primarily driven by an increase in interest income earned due to higher average balances in cash equivalents and marketable securities in the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant operating losses. We have not generated any revenue from product sales and we do not expect to generate revenue from sales of products in the near term, if at all. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates into and through clinical development and as we continue to develop additional product candidates. As such, we expect our research and development and general and administrative costs to continue to increase significantly, including the costs associated with operating as a public company. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings or strategic agreements.

In January 2026, we raised aggregate net proceeds of $334.4 million, after deducting underwriter discounts, commissions and other offering expenses incurred through March 31, 2026, from the sale of shares of common stock in our initial public offering. As of March 31, 2026, we had cash, cash equivalents and marketable securities of $538.5 million.

Cash flows

The following table sets forth a summary of the net cash flow activity (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(24,242)	$(17,482)
Net cash provided by investing activities	20,541	39,041
Net cash provided by (used in) financing activities	337,547	(468)
Net increase in cash, cash equivalents and restricted cash	$333,846	$21,091

Operating activities

Net cash used in operating activities was $24.2 million for the three months ended March 31, 2026, primarily consisting of our net loss of $18.3 million and net changes in operating assets and liabilities of $9.1 million, offset by non-cash charges of $3.2 million related to accretion of investment discounts, stock-based compensation and depreciation.

Net cash used in operating activities was $17.5 million for three months ended March 31, 2025, primarily consisting of our net loss of $15.0 million, changes in operating assets and liabilities of $2.4 million, and $0.1 million of non-cash charges related to stock-based compensation, depreciation, and accretion of investment discounts.

Investing activities

Net cash provided by investing activities was $20.5 million for the three months ended March 31, 2026, primarily consisting of maturities of marketable securities of $22.4 million, partially offset by purchases of property and equipment of $1.9 million.

Net cash provided by investing activities was $39.0 million for the three months ended March 31, 2025, primarily consisting of maturities of marketable securities of $51.7 million, partially offset by purchases of marketable securities and property and equipment of $10.8 million and $1.9 million, respectively.

Financing activities

Net cash provided by financing activities was $337.5 million for the three months ended March 31, 2026, primarily consisting of gross proceeds from the IPO of $339.8 million partially offset by payment of offering costs of $2.3 million.

Net cash used in financing activities was $0.5 million for the three months ended March 31, 2025, primarily consisting of payments of offering costs of $0.5 million.

Future funding requirements

As of March 31, 2026, we had cash, cash equivalents and marketable securities of $538.5 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents and marketable securities, will be sufficient to fund our operations into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

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

Leases

As of March 31, 2026, we had future minimum operating lease payment obligations under non-cancellable leases of $16.1 million related to leases we have recognized on our consolidated balance sheets, which are due over the following 6.54 years.

License agreements

Our agreements with certain third parties to license intellectual property include potential milestone fees, sublicense fees and royalty fees. The milestone fees are dependent upon the development of products using the intellectual property licensed under the arrangements and contingent upon the achievement of development or regulatory approval milestones, as well as commercial milestones. These potential obligations are contingent upon the occurrence of future events and the timing and likelihood of such potential obligations are not known with certainty. For further information regarding these agreements, please see Notes 11 and 12 to our audited consolidated financial statements in the Annual Report.

Purchase and other obligations

We enter into contracts in the normal course of business with CROs and other third-party vendors for preclinical and commercial supply manufacturing, support for pre-commercial activities, research and development activities, and other services and products for our operations. These contracts are generally cancelable upon written notice. For additional information on our contractual obligations and commitments please see Note 13 to our audited consolidated financial statements included in the Annual Report.

Critical accounting policies and estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, costs and expenses. We base our estimates and assumptions on historical experience, known trends and other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. In making estimates and judgments, management employs critical accounting policies.

There have been no material changes to our critical accounting policies from those described in detail in Note 2 to our audited consolidated financial statements included in our Annual Report.

Recently issued accounting pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our audited consolidated financial statements and unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company," as defined by Rule 12b-2 of the Exchange Act, and pursuant to Item 305 of Regulation S-K we are not required to provide quantitative and qualitative disclosures about market risk.

Item 4. Controls and Procedures.

Management's Evaluation of Disclosure Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report filed with the SEC on March 30, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

On January 8, 2026, we issued to certain of our employees and directors options to purchase an aggregate of 1,720,277 shares of our common stock at an exercise price per share equal to $18.00 under our 2026 Equity Incentive Plan, or the 2026 Plan. The offers, sales and issuances of the securities described in this paragraph were deemed to be exempt from registration either under Rule 701 promulgated under the Securities Act, or Rule 701, in that the transactions were under compensatory benefit plans and contracts relating to compensation. The recipients of such securities were our employees, directors or consultants and received the securities under the 2026 Plan, as applicable. Appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about our company. We filed a registration statement on Form S-8 (File No. 333-292679) under the Securities Act on January 12, 2026 to register all of the shares of our common stock subject to outstanding options and all shares of our common stock otherwise issuable pursuant to the 2026 Plan.

On January 12, 2026, immediately prior to the closing of our initial public offering, or the IPO, all of our outstanding shares of convertible preferred stock automatically converted into 32,184,389 shares of our common stock and 1,872,829 shares of our Class A common stock. The issuance of such common stock and Class A common stock upon conversion of the convertible preferred stock was exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(9) thereof, involving an exchange of securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

Use of Proceeds from our Initial Public Offering

On January 8, 2026, the SEC declared effective our registration statement on Form S-1 (File No. 333-292283), as amended, or the Registration Statement, filed in connection with our IPO. Pursuant to the Registration Statement, we registered the offer and sale of 20,297,500 shares of our common stock with a maximum aggregate offering price of approximately $365.4 million. J.P. Morgan Securities LLC, BofA Securities, Inc., Leerink Partners LLC and TD Securities (USA) LLC acted as representatives of the underwriters for the IPO. We received net proceeds of $334.4 million from the sale of 20,297,500 shares of common stock at a price of $18.00 per share, which included 2,647,500 shares of common stock sold pursuant to the underwriters' full exercise of their option to purchase additional shares, after deducting offering costs payable by us of $5.4 million incurred through March 31, 2026. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to our affiliates.

There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act on January 9, 2026. We are holding a significant portion of the balance of the net proceeds in money market funds.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Aktis Oncology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of such Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aktis Oncology, Inc.

Date: May 11, 2026	By:	/s/ Matthew Roden
Matthew Roden, PhD
President, Chief Executive Officer

Date: May 11, 2026	By:	/s/ Kyle D. Kuvalanka
Kyle D. Kuvalanka
Chief Financial Officer