Form 10-Q
period 2026-06-30
Aktis Oncology, Inc.
filed 2026-08-13
CIK 2035832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of Registrant’s Common Stock and Class A common stock outstanding as of July 31, 2026 was 1,872,829 and 53,746,670, respectively.

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
•
our ability to address the fulfillment and logistical challenges posed by the time-limited stabilization of our current or future product candidates;
•
our ability to obtain funding for our operations necessary to complete our ongoing or planned clinical trials;
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
•
the rate and degree of market acceptance and clinical utility for our current or future product candidates;
•
the effects of competition with respect to our current or future product candidates, as well as innovations by current and future competitors in our industry;
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

Note Regarding Trademarks

We are the owner of the U.S. federal trademark registrations ("®") and service marks, including AKTIS® and AKTIS ONCOLOGY. Other trademarks, trade names and service marks that may appear in this Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Form 10-Q may be referred to without the ® or TM symbol, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

AKTIS ONCOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and par value data)

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$82,491	$37,784
Marketable securities	434,829	189,003
Prepaid expenses and other current assets	7,219	3,523
Total current assets	524,539	230,310
Property and equipment, net	15,966	14,595
Operating lease right-of-use assets	12,230	12,651
Restricted cash equivalents	1,149	1,149
Other assets	3,712	6,180
Total assets	$557,596	$264,885
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$2,533	$1,737
Accrued expenses and other current liabilities	10,778	9,522
Deferred revenue, current portion	17,339	18,662
Operating lease liabilities, current portion	1,478	1,315
Total current liabilities	32,128	31,236
Deferred revenue, net of current portion	30,868	36,156
Operating lease liabilities, net of current portion	9,762	10,233
Total liabilities	72,758	77,625
Commitments and contingencies (Note 12)
Redeemable convertible preferred stock:
Series Seed redeemable convertible preferred stock, $0.0001 par value; no shares and 5,000,000 shares authorized, issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	5,000
Series A redeemable convertible preferred stock, $0.0001 par value; no shares and 78,067,500 shares authorized, issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	145,050
Series A-1 redeemable convertible preferred stock, $0.0001 par value; no shares and 2,500,000 shares authorized, issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	8,197
Series B redeemable convertible preferred stock, $0.0001 par value; no shares and 43,750,000 shares authorized, issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	174,654
Partner redeemable convertible preferred stock, $0.0001 par value; no shares and 250,000 shares authorized, issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	508
Stockholders' deficit:
Common stock, $0.0001 par value; 480,000,000 and 156,800,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively; 53,446,222 shares and 915,261 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	5	—
Class A common stock, $0.0001 par value; 10,000,000 and no shares authorized as of June 30, 2026 and December 31, 2025, respectively; 1,872,829 shares and no shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	684,611	10,373
Accumulated other comprehensive (loss) income	(745)	42
Accumulated deficit	(199,033)	(156,564)
Total stockholders' equity (deficit)	484,838	(146,149)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$557,596	$264,885

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKTIS ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Collaboration revenue	$3,384	$1,601	$6,611	$3,048
Operating expenses:
Research and development	25,280	18,628	45,316	34,491
General and administrative	7,003	3,936	12,900	7,663
Total operating expenses	32,283	22,564	58,216	42,154
Loss from operations	(28,899)	(20,963)	(51,605)	(39,106)
Other income (expense):
Interest income	4,765	2,908	9,149	6,079
Other expense, net	(10)	(20)	(13)	(33)
Total other income, net	4,755	2,888	9,136	6,046
Net loss	$(24,144)	$(18,075)	$(42,469)	$(33,060)
Net loss per share - basic and diluted	$(0.44)	$(22.39)	$(0.82)	$(40.99)
Weighted-average common stock outstanding, basic and diluted	55,300,107	807,281	51,983,498	806,555
Comprehensive loss:
Net loss	$(24,144)	$(18,075)	$(42,469)	$(33,060)
Other comprehensive loss:
Net unrealized loss on marketable securities held	(504)	(80)	(787)	(138)
Comprehensive loss	$(24,648)	$(18,155)	$(43,256)	$(33,198)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKTIS ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

	Series Seed Redeemable Convertible Preferred Stock		Series A Redeemable Convertible Preferred Stock		Series A-1 Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Partner Redeemable Convertible Preferred Stock		Common Stock		Class A Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance as of December 31, 2024	5,000,000	$5,000	78,067,500	$145,050	2,500,000	$8,197	43,750,000	$174,654	250,000	$508	780,996	$—	—	$—	$4,906	$124	$(92,833)	(87,803)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,235	—	—	1,235
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	26,285	—	—	—	50	—	—	50
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(14,985)	(14,985)
Balance as of March 31, 2025	5,000,000	5,000	78,067,500	145,050	2,500,000	8,197	43,750,000	174,654	250,000	508	807,281	—	—	—	6,191	66	(107,818)	(101,561)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,518	—	—	1,518
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(80)	—	(80)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(18,075)	(18,075)
Balance as of June 30, 2025	5,000,000	$5,000	78,067,500	$145,050	2,500,000	$8,197	43,750,000	$174,654	250,000	$508	807,281	$—	—	$—	$7,709	$(14)	$(125,893)	$(118,198)

Balance as of December 31, 2025	5,000,000	$5,000	78,067,500	$145,050	2,500,000	$8,197	43,750,000	$174,654	250,000	$508	915,261	$—	—	$—	$10,373	$42	$(156,564)	(146,149)
Conversion of redeemable convertible preferred stock to common stock upon closing of initial public offering	(5,000,000)	(5,000)	(78,067,500)	(145,050)	(2,500,000)	(8,197)	(43,750,000)	(174,654)	(250,000)	(508)	32,184,389	3	1,872,829	—	333,406	—	—	333,409
Issuance of common stock from initial public offering, net of issuance costs of $5,376											20,297,500	2	—	—	334,402	—	—	334,404
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,022	—	—	3,022
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	6,023	—	—	—	30	—	—	30
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(283)	—	(283)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(18,325)	(18,325)
Balance as of March 31, 2026	—	—	—	—	—	—	—	—	—	—	53,403,173	5	1,872,829	—	681,233	(241)	(174,889)	506,108
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,222	—	—	3,222
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	43,049	—	—	—	156	—	—	156
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(504)	—	(504)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(24,144)	(24,144)
Balance as of June 30, 2026	—	$—	—	$—	—	$—	—	$—	—	$—	53,446,222	$5	1,872,829	$—	$684,611	$(745)	$(199,033)	$484,838

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKTIS ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows used in operating activities
Net loss	$(42,469)	$(33,060)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,531	1,036
Stock-based compensation	6,244	2,753
Net amortization of premiums and accretion of discounts on investments in marketable securities	(1,562)	(3,170)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,447)	(42)
Interest receivable	(1,249)	(27)
Operating lease right-of-use assets	790	973
Other assets	(1,988)	(3)
Accounts payable	801	25
Accrued expenses and other current liabilities	2,808	1,676
Operating lease liabilities	(677)	(775)
Deferred revenue	(6,611)	(3,048)
Net cash used in operating activities	(44,829)	(33,662)
Cash flows (used in) provided by investing activities
Purchases of marketable securities	(300,446)	(10,816)
Proceeds from maturities of marketable securities	55,395	121,430
Purchases of property and equipment	(3,116)	(3,428)
Net cash (used in) provided by investing activities	(248,167)	107,186
Cash flows provided by (used in) financing activities
Proceeds from initial public offering, net of underwriter discounts and commissions paid during the period	339,780	—
Payment of offering costs	(2,263)	(518)
Proceeds from exercise of common stock options	186	50
Net cash provided by (used in) financing activities	337,703	(468)
Net increase in cash, cash equivalents, and restricted cash equivalents	44,707	73,056
Cash, cash equivalents, and restricted cash equivalents at beginning of period	38,933	38,308
Cash, cash equivalents, and restricted cash equivalents at end of period	$83,640	$111,364
Reconciliation of cash, cash equivalents, and restricted cash equivalents
Cash and cash equivalents	$82,491	$110,215
Long-term restricted cash equivalents	1,149	1,149
Total cash, cash equivalents, and restricted cash equivalents	$83,640	$111,364
Supplemental disclosure of non-cash investing and financing activities:
Remeasurement of right-of-use asset and lease liability due to lease modification	$—	$936
Conversion of redeemable convertible preferred stock into common stock upon closing of initial public offering	$333,409	$—
Deferred offering costs transferred to additional paid in capital	$4,456	$—
Purchases of property and equipment included in accounts payable	$472	$305
Purchases of property and equipment included in accrued expenses	$—	$124
Net unrealized loss on marketable securities	$(787)	$(138)
Deferred offering costs included in accrued expenses	$—	$360

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

Initial Public Offering

In January 2026, the Company completed its initial public offering ("IPO"), in which the Company sold an aggregate of 20,297,500 shares of its common stock at a public offering price of $18.00 per share, including 2,647,500 shares pursuant to the full exercise of the underwriters' option to purchase additional shares, resulting in aggregate net proceeds of approximately $334.4 million, after deducting underwriter discounts, commissions and other offering expenses. Immediately prior to the closing of the IPO, the Company's outstanding redeemable convertible preferred stock automatically converted into 32,184,389 shares of common stock and 1,872,829 shares of Class A non-voting common stock. Following the closing of the IPO, no shares of redeemable convertible preferred stock were outstanding.

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

The Company has incurred losses since inception, including net losses of $42.5 million and $33.1 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company had an accumulated deficit of $199.0 million.

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within the twelve months after the date that these condensed consolidated financial statements are issued. The Company believes that its existing cash, cash equivalents, and marketable securities of $517.3 million as of June 30, 2026, will be sufficient to allow the Company to fund operations at least twelve months from the date that the financial statements are issued.

Basis of presentation and consolidation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements include the accounts of the Company’s wholly owned subsidiary, Aktis Security Corporation. All intercompany balances and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and ASUs of the Financial Accounting Standards Board (“FASB”).

2. Summary of significant accounting policies

The Company’s significant accounting policies are disclosed in Note 2, “Summary of significant accounting policies,” in the audited consolidated annual financial statements in the Annual Report on Form 10-K for the year ended December 31, 2025 (the "Annual Report"), which was filed with the Securities and Exchange Commission ("SEC") on March 30, 2026. Since the date of those annual financial statements, there have been no changes to the Company’s significant accounting policies, except as noted below.

Unaudited interim financial information

The accompanying condensed consolidated balance sheet as of June 30, 2026, and the condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) and condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 are unaudited. The condensed consolidated interim financial statements have been prepared on the same basis as the December 31, 2025 and 2024 audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2026. The results for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, or for any other subsequent period.

Recent accounting pronouncements not yet adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, ("ASU 2024-03"). ASU 2024-03 requires disclosure of additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. The standard is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with prospective or retrospective application and early adoption permitted. The Company is currently evaluating the disclosure requirements related to this new standard.

3. Fair value measurements

The following table sets forth by level, within the fair value hierarchy, the financial assets and liabilities carried at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of June 30, 2026
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$81,991	$—	$—	$81,991
Marketable securities:
Commercial paper	—	136,821	—	136,821
Treasury bills	231,819	—	—	231,819
Corporate debt securities	—	37,358	—	37,358
Agency bonds	—	28,831	—	28,831
Total marketable securities	231,819	203,010	—	434,829
Restricted cash equivalents	1,149	—	—	1,149
Total financial assets	$314,959	$203,010	$—	$517,969

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$37,284	$—	$—	$37,284
Marketable securities:
Commercial paper	—	55,292	—	55,292
Treasury bills	87,973	—	—	87,973
Corporate debt securities	—	18,529	—	18,529
Agency bonds	—	27,209	—	27,209
Total marketable securities	87,973	101,030	—	189,003
Restricted cash equivalents	1,149	—	—	1,149
Total financial assets	$126,406	$101,030	$—	$227,436

During the three and six months ended June 30, 2026, there were no transfers or reclassifications between fair value measurement levels of financial assets. The carrying values of prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. The Company had no other financial liabilities for the periods presented above.

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

4. Marketable securities

As of June 30, 2026 and December 31, 2025, the Company’s security portfolio consisted of 95 securities and 56 securities, respectively, related to marketable securities in debt securities available-for-sale, of which there were 88 securities and 10 securities in unrealized loss positions as of June 30, 2026 and December 31, 2025, respectively. There were no securities in an unrealized loss position for greater than 12 months as of June 30, 2026 or December 31, 2025. The Company does not intend to sell the marketable securities prior to the value of the securities being recovered and it is not more likely than not that the Company will be required to sell the marketable securities before recovery of their amortized cost basis. The Company did not record an allowance for credit losses as of June 30, 2026 or December 31, 2025. Accrued interest receivable relating to the Company’s available-for-sale securities is presented within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets, and amounted to $2.3 million and $1.1 million as of June 30, 2026 and December 31, 2025, respectively.

Marketable securities, which are classified as available-for-sale, consisted of the following (in thousands):

	June 30, 2026
	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$137,002	$—	$(181)	$136,821
Treasury bills	232,200	27	(408)	231,819
Corporate debt securities	37,445	—	(87)	37,358
Agency bonds	28,927	—	(96)	28,831
Total marketable securities	$435,574	$27	$(772)	$434,829

	December 31, 2025
	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$55,300	$10	$(18)	$55,292
Treasury bills	87,924	49	—	87,973
Corporate debt securities	18,533	5	(9)	18,529
Agency bonds	27,204	10	(5)	27,209
Total marketable securities	$188,961	$74	$(32)	$189,003

5. Property and equipment, net

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Laboratory equipment	$12,995	$12,149
Computer equipment	175	81
Computer software	308	216
Office equipment & furniture	625	520
Leasehold improvements	5,568	167
Assets under construction	3,371	7,007
Total property and equipment	23,042	20,140
Less: Accumulated depreciation and amortization	(7,076)	(5,545)
Property and equipment, net	$15,966	$14,595

The Company recorded depreciation expense of $0.9 million and $0.6 million for the three months ended June 30, 2026 and 2025, respectively. The Company recorded depreciation expense of $1.5 million and $1.0 million for the six months ended June 30, 2026 and 2025, respectively.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued compensation and benefit costs	$2,587	$4,564
Accrued research and development costs	6,754	2,958
Accrued professional costs	303	192
Other accrued expenses	1,134	1,808
Total accrued expenses and other current liabilities	$10,778	$9,522

7. Stockholders’ deficit

Common stock and Class A common stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders provided, however, that, except as otherwise required by law, holders of common stock are not entitled to vote on any amendment to the Company’s Certificate of Incorporation that relates solely to the terms of one or more outstanding series of Class A common stock or preferred stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote thereon pursuant to the Certificate of Incorporation or pursuant to the Delaware General Corporation Law. Each share of Class A common stock is non-voting. There is no cumulative voting. Both common stockholders and Class A common stockholders are entitled to receive dividends, as may be declared by the Company’s Board, if any. Through June 30, 2026, no dividends have been declared or paid.

The Company’s common stock available for future issuance is summarized below:

	June 30,	December 31,
	2026	2025
Common stock authorized	480,000,000	156,800,000
Common stock outstanding	53,446,222	915,261
Common stock authorized and reserved for future issuances:
Series Seed preferred stock	—	1,314,262
Series A preferred stock	—	20,520,285
Series A-1 preferred stock	—	657,133
Series B preferred stock	—	11,499,825
Partner preferred stock	—	65,713
Stock options outstanding	7,704,351	5,899,875
Common stock reserved for future grant under the 2020 Equity Incentive Plan	—	285,723
Common stock reserved for future grant under the 2026 Equity Incentive Plan	2,155,904	—
Common stock reserved for future grant under the 2026 Employee Stock Purchase Plan	27,843	—
Total common stock authorized and reserved for future issuance	9,888,098	40,242,816
Unreserved common stock available for future issuance	416,665,680	115,641,923

8. Equity-based compensation

2020 Equity Incentive Plan

The Company’s 2020 Equity Incentive Plan, as amended (the “2020 Plan”), provided for the Company to sell or issue common stock or restricted common stock, and other awards, as determined by the Board, to employees, non-employees and directors of the Company. As of the effective date of the 2026 Equity Incentive Plan (the “2026 Plan”), and as of June 30, 2026, there were no shares remaining available for future issuance under the 2020 Plan. Any options or other awards outstanding under the 2020 Plan remain outstanding and effective.

2026 Equity Incentive Plan

In January 2026, the Board and the Company's stockholders adopted and approved the 2026 Plan, which became effective on January 8, 2026. The 2026 Plan initially reserved 4,009,452 shares of common stock for future issuances and is subject to automatic increases in the number of shares of common stock reserved for future issuances in accordance with the evergreen provisions in the 2026 Plan. Any shares underlying outstanding stock awards granted under the 2020 Plan that subsequently expire or are repurchased, forfeited, cancelled, or withheld will return to the 2026 Plan and be reserved and available for issuance. As of June 30, 2026, there were 2,155,904 shares remaining available for future issuance under the 2026 Plan.

2026 Employee Stock Purchase Plan

In January 2026, the Board and the Company's stockholders adopted and approved the 2026 Employee Stock Purchase Plan (the "2026 ESPP"), which became effective on January 8, 2026. The 2026 ESPP initially reserved 27,843 shares of common stock for future issuance and is subject to automatic increases in the number of shares of common stock reserved for future issuances in accordance with the evergreen provisions in the 2026 ESPP. As of June 30, 2026, there were 27,843 shares remaining available for future issuance under the 2026 ESPP.

Stock Option Activity

The following table summarizes the stock option activity during the six months ended June 30, 2026:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2026	5,899,875	$5.87	7.56	$32,946
Granted	1,946,493	18.11	—	—
Exercised	(49,072)	3.78	—	771
Cancelled	(92,945)	16.72	—	—
Outstanding as of June 30, 2026	7,704,351	$8.84	7.59	$180,177
Options vested and exercisable as of June 30, 2026	3,783,437	$4.31	6.15	$105,619
Options unvested and expected to vest as of June 30, 2026	3,920,914	$13.21	8.99	$74,558

Compensation cost is recognized on a straight-line basis over the requisite service period. As of June 30, 2026, the total unrecognized compensation cost related to unvested stock option awards was $35.0 million which the Company expects to recognize over a weighted-average period of approximately 2.72 years.

The weighted-average grant date fair value per share of stock options granted during the six months ended June 30, 2026 and 2025 was $13.86 and $2.06, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2026 and 2025 was $0.8 million and $0.2 million, respectively.

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of the stock options granted during the periods ended:

	June 30,	June 30,
	2026	2025
Expected term (in years)	6.04	6.07
Risk-free interest rate	3.87%	4.47%
Expected volatility	90.94%	83.43%
Dividend yield	—	—

Stock-based compensation expense

The following table summarizes stock-based compensation expense included in operating expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$1,406	$629	$2,694	$1,227
General and administrative	1,816	889	3,550	1,526
Total	$3,222	$1,518	$6,244	$2,753

9. Income taxes

The Company did not record a provision or benefit for income taxes during the three and six months ended June 30, 2026 and 2025. The Company continues to maintain a full valuation allowance against its U.S. federal and state deferred tax assets as it is more likely than not that such assets will not be realized in the future.

As of June 30, 2026 and December 31, 2025, the Company had no uncertain tax positions relevant to the jurisdictions where it is required to file income tax returns requiring recognition in the consolidated financial statements. As of June 30, 2026 and December 31, 2025, the Company had no accrued interest or penalties related to uncertain tax positions.

10. License agreements

The Company has entered into several license agreements with third parties that typically involve payments from the Company, including upfront payments, milestone payments and royalty payments. The terms and conditions as well as accounting analysis for the Company’s significant license agreements are described in Note 11, “License agreements” in the audited consolidated annual financial statements for the years ended December 31, 2025. As of June 30, 2026, no milestones have been achieved under these agreements. There have been no other material changes to the terms and conditions or accounting conclusions previously disclosed in the Annual Report.

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

The Company recognized $3.4 million and $6.6 million of collaboration revenue during the three and six months ended June 30, 2026, respectively. The Company recognized $1.6 million and $3.0 million of collaboration revenue during the three and six months ended June 30, 2025. The remaining transaction price of $48.2 million is expected to be recognized as revenue through 2030. As of June 30, 2026, one development milestone under the Collaboration Agreement totaling $1.0 million had been achieved. There have been no other material changes to the terms and conditions or accounting conclusions previously disclosed in the Annual Report.

12. Commitments and contingencies

Legal proceedings

The Company was not subject to any material legal proceedings during the six months ended June 30, 2026 and 2025, and the Company is not aware of any material legal proceedings that are currently pending or threatened.

Royalty transfer agreement

On August 27, 2020, the Company entered into a royalty transfer agreement (the "Royalty Transfer Agreement") with MPM Oncology Charitable Foundation, Inc. (the “MPM Charitable Foundation”), an affiliate of a stockholder holding more than 5% of the total outstanding stock of the Company, and the UBS Optimus Foundation (“UBS" and together with MPM Charitable Foundation, the “Charitable Foundations”). Pursuant to the Royalty Transfer Agreement, the Company will pay 0.5% of annual global net sales to each of the Charitable Foundations, for a total of 1.0% of net sales, subject to customary reductions, for products that incorporate or utilize intellectual property that was discovered or developed by the Company prior to an initial public offering. The Company's payment obligations for each product will continue on a country-by-country basis upon the later of the twelfth anniversary of the first commercial sale of such product in such country or the expiration of the last to expire of certain patents owned or controlled by the Company covering such products in such country.

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

13. Leases

Operating leases

In March 2021, the Company entered into a lease agreement for a research and development laboratory and related office space located in Durham, North Carolina (the "Durham Lease"). The Durham Lease was extended with a revised termination date of September 30, 2027. The Durham Lease extension was accounted for as a modification in accordance with ASC 842 and the Company reassessed the lease liability and right-of-use (“ROU”) asset related to the lease. The extension resulted in an increase of $0.4 million to the related operating lease ROU asset and lease liability.

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

14. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(24,144)	$(18,075)	$(42,469)	$(33,060)
Net loss attributable to common stockholders, basic and diluted	$(24,144)	$(18,075)	$(42,469)	$(33,060)
Denominator:
Weighted-average number of common stock used in net loss per share, basic and diluted	55,300,107	807,281	51,983,498	806,555
Net loss per share of common stock, basic and diluted	$(0.44)	$(22.39)	$(0.82)	$(40.99)

The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

As the liquidation and dividend rights are identical for the Company's common stock and Class A common stock, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for the Company's common stock and Class A common stock was the same for the three and six months ended June 30, 2026. The Company only had one class of common stock outstanding as of June 30, 2025.

The following outstanding potentially dilutive securities have been excluded from the computation of diluted net loss per share attributable to common stockholders, as including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2026	2025
Preferred Stock	—	34,057,218
Options to purchase common stock	7,704,351	5,331,412
Total	7,704,351	39,388,630

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

The chief operating decision-maker (“CODM”) manages the Company’s operations on a consolidated basis and assesses performance based on consolidated net loss, which is reported on the condensed consolidated statements of operations. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets. Expenditures for additions to long-lived assets, which include purchases of property and equipment, are included in total consolidated assets reviewed by the CODM and are reported on the condensed consolidated statements of cash flows. The CODM uses consolidated net loss and budget-to-actual variances to allocate resources and assess the performance of the company.

Certain segment information for prior periods has been recast to conform to the current period presentation. The recast did not impact the Company's previously reported consolidated results of operations.

The following information represents significant segment expenses regularly provided to the CODM with the following categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collaboration revenue	$3,384	$1,601	$6,611	$3,048
Direct external research and development expenses:
Discovery and development	(2,610)	(4,523)	(5,169)	(8,241)
[225Ac]Ac-AKY-1189	(6,516)	(2,934)	(10,261)	(5,841)
[225Ac]Ac-AKY-2519	(4,271)	(1,755)	(7,256)	(2,510)
Unallocated research and development expenses:
Employee-related (including stock-based compensation)	(7,565)	(5,593)	(14,955)	(10,889)
Information technology, facilities, office and other [1]	(4,318)	(3,823)	(7,675)	(7,010)
General and administrative expenses:
Employee-related (including stock-based compensation)	(3,339)	(2,003)	(6,763)	(3,998)
Professional and consulting	(3,065)	(1,678)	(4,982)	(3,029)
Information technology, facilities, office and other [1]	(599)	(255)	(1,155)	(636)
Other segment items [2]	4,755	2,888	9,136	6,046
Net loss	$(24,144)	$(18,075)	$(42,469)	$(33,060)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (the "Quarterly Report") and our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission (the "SEC") on March 30, 2026 (the "Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report and the “Risk Factors” section of our Annual Report, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

Overview

We are a clinical-stage oncology company focused on expanding the breakthrough potential of targeted radiopharmaceuticals to large patient populations, including those not addressed by existing platform technologies. The field of targeted radiopharmaceuticals is currently led by two marketed products that illustrated that transformative survival outcomes and quality-of-life benefits can be conferred by delivering radioisotopes to solid tumors. These leading products, which target prostate-specific membrane antigen or somatostatin-2 receptor, are each currently approved in only one tumor type, but in those indications, have seen considerable commercial uptake and have become fundamental pillars of cancer treatment. Despite these advances, we believe that the field of radiopharmaceuticals is still in its infancy, with many emerging companies still primarily focused on these same two targets. In contrast, we see a significant opportunity to broaden the cancer patient populations benefiting from targeted radiopharmaceuticals by developing next-generation technologies that expand the scope of tumor targets for which it is possible to safely deliver a powerful payload of an alpha-emitting radioisotope. To ensure patient demand is reliably met, we are also establishing efficient end-to-end supply, with a combination of critical internal capabilities paired with experienced external vendors. Through these efforts, we seek to maximize clinical utility across multiple indications in multiple tumor types, and to expand the commercial uptake of radiopharmaceuticals beyond the traditional nuclear medicine setting and into the more expansive clinical oncology setting.

Since our inception in August 2020, we have devoted substantially all of our resources to developing our miniprotein radioconjugate platform, identifying and developing our product candidates and programs, establishing and protecting our intellectual property, conducting research and development activities, building our supply chain and manufacturing capabilities, organizing and staffing our company, raising capital and providing general and administrative support for these operations. We do not have any products approved for commercial sale and have not generated any revenues from product sales. We have funded our operations primarily with proceeds from the issuance and sale of our redeemable convertible preferred stock and upfront payments from a Research and Collaboration Agreement, the Collaboration Agreement, with Eli Lilly and Company, or Eli Lilly, and have received aggregate net proceeds of $345.5 million from the sale of our redeemable convertible preferred stock, $60.0 million in upfront payments upon entering into the Collaboration Agreement, and $1.0 million upon achieving the first development milestone under the Collaboration Agreement. In January 2026, we completed our IPO of 20,297,500 shares of common stock, which included 2,647,500 shares of common stock sold pursuant to the underwriters' full exercise of their option to purchase additional shares. We received net proceeds from the IPO of $334.4 million after deducting underwriter discounts, commissions and other offering expenses.

We have incurred significant operating losses in every year since inception and we expect to continue to incur substantial losses for the foreseeable future. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of June 30, 2026, we had an accumulated deficit of $199.0 million and our net losses were $42.5 million and $33.1 million for the six months ended June 30, 2026 and 2025, respectively. We expect our expenses and operating losses will increase substantially as we:

•
advance [225Ac]Ac-AKY-1189 for Nectin-4 expressing tumors and [225Ac]Ac-AKY-2519 for B7-H3 expressing tumors through clinical trials;
•
continue investigational new drug, or IND, -enabling preclinical studies for our other programs;
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

As of June 30, 2026, we had cash, cash equivalents, and marketable securities of $517.3 million. Based upon our current operating plans, we believe our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the sections titled “—Liquidity and capital resources” and “Risk Factors” included elsewhere in this Quarterly Report.

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

Income taxes

Since our inception, we have not recorded any income tax benefits or expense for the net losses we have incurred in each period or for our earned research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2025, we had net operating loss carryforwards, or NOLs, for federal and state income tax purposes of $45.8 million and $40.8 million, respectively. The federal NOLs are not subject to expiration and the state NOLs begin to expire in 2041. These loss carryforwards are available to reduce future federal taxable income, if any. As of the three and six months ended June 30, 2026 and 2025, we have recorded a full valuation allowance against our net deferred tax assets.

Results of operations

Comparison of the three months ended June 30, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Revenue:
Collaboration revenue	$3,384	$1,601	$1,783
Total revenue	3,384	1,601	1,783
Operating expenses:
Research and development	25,280	18,628	6,652
General and administrative	7,003	3,936	3,067
Total operating expenses	32,283	22,564	9,719
Loss from operations	(28,899)	(20,963)	(7,936)
Total other income, net	4,755	2,888	1,867
Net loss	$(24,144)	$(18,075)	$(6,069)

Revenue

Collaboration revenue was $3.4 million and $1.6 million for the three months ended June 30, 2026 and 2025, respectively, driven by revenue recognized from our Collaboration Agreement with Eli Lilly, which is recognized over time using the cost incurred input method.

Research and development expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Direct external research and development expenses:
Discovery and development	$2,610	$4,523	$(1,913)
[225Ac]Ac-AKY-1189	6,516	2,934	3,582
[225Ac]Ac-AKY-2519	4,271	1,755	2,516
Unallocated research and development expenses:
Employee-related (including stock-based compensation)	7,565	5,593	1,972
Facility, lab and depreciation	3,732	3,196	536
Other research and development related expenses	586	627	(41)
Total research and development expenses	$25,280	$18,628	$6,652

Research and development expenses were $25.3 million for the three months ended June 30, 2026, compared to $18.6 million for the comparable prior year period. The increase of $6.7 million was primarily due to:

•
$3.6 million increase related to the operations of our ongoing Phase 1b clinical trial for [225Ac]Ac-AKY-1189;
•
$2.5 million increase associated with advancing [225Ac]Ac-AKY-2519 through IND-enabling studies and into clinical trials;

•
$2.0 million increase primarily driven by an increase in employee-related costs (including stock-based compensation) attributable to our increased headcount to support the advancement of our clinical development programs and manufacturing; and
•
$0.5 million increase in facility, lab and depreciation costs primarily related to an increase in laboratory equipment as a result of our expansion of laboratory space and an increase in software subscriptions, partially offset by;
•
$1.9 million decrease in discovery and development activities with [225Ac]Ac-AKY-2519 advancing into clinical trials.

General and administrative expenses

The following table summarizes our general and administrative expenses (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Employee-related (including stock-based compensation)	$3,339	$2,003	$1,336
Professional and consulting	3,065	1,678	1,387
Facility, depreciation, and other	599	255	344
Total general and administrative expenses	$7,003	$3,936	$3,067

General and administrative expenses were $7.0 million for the three months ended June 30, 2026, compared to $3.9 million for the comparable prior year period. The increase of $3.1 million was primarily due to an increase in employee-related costs (including stock-based compensation) attributable to our increased headcount, as well as higher professional and consulting costs and director and officer insurance costs associated with operating as a public company.

Other income, net

Other income, net was $4.8 million for the three months ended June 30, 2026, compared to $2.9 million for the comparable prior year period. The increase of $1.9 million was primarily driven by an increase in interest income earned due to higher average balances in cash equivalents and marketable securities during the three months ended June 30, 2026 compared to the comparable prior year period.

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Revenue:
Collaboration revenue	$6,611	$3,048	$3,563
Total revenue	6,611	3,048	3,563
Operating expenses:
Research and development	45,316	34,491	10,825
General and administrative	12,900	7,663	5,237
Total operating expenses	58,216	42,154	16,062
Loss from operations	(51,605)	(39,106)	(12,499)
Total other income, net	9,136	6,046	3,090
Net loss	$(42,469)	$(33,060)	$(9,409)

Revenue

Collaboration revenue was $6.6 million and $3.0 million for the six months ended June 30, 2026 and 2025, respectively, driven by revenue recognized from our Collaboration Agreement with Eli Lilly, which is recognized over time using the cost incurred input method.

Research and development expenses

The following table summarizes our research and development expenses (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Direct external research and development expenses:
Discovery and development	$5,169	$8,241	$(3,072)
[225Ac]Ac-AKY-1189	10,261	5,841	4,420
[225Ac]Ac-AKY-2519	7,256	2,510	4,746
Unallocated research and development expenses:
Employee-related (including stock-based compensation)	14,955	10,889	4,066
Facility, lab and depreciation	6,754	5,983	771
Other research and development related expenses	921	1,027	(106)
Total research and development expenses	$45,316	$34,491	$10,825

Research and development expenses were $45.3 million for the six months ended June 30, 2026, compared to $34.5 million for the comparable prior year period. The increase of $10.8 million was primarily due to:

•
$4.7 million increase associated with advancing [225Ac]Ac-AKY-2519 through IND-enabling studies and into clinical trials;
•
$4.4 million increase related to the operations of our ongoing Phase 1b clinical trial for [225Ac]Ac-AKY-1189;
•
$4.1 million increase primarily driven by an increase in employee-related costs (including stock-based compensation) attributable to our increased headcount to support the advancement of our clinical development programs and manufacturing; and
•
$0.8 million increase in facility, lab and depreciation costs primarily related to an increase in laboratory equipment as a result of our expansion of laboratory space and an increase in software subscriptions, partially offset by;
•
$3.1 million decrease in discovery and development activities with [225Ac]Ac-AKY-2519 advancing into clinical trials.

General and administrative expenses

The following table summarizes our general and administrative expenses (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Employee-related (including stock-based compensation)	$6,763	$3,998	$2,765
Professional and consulting	4,982	3,029	1,953
Facility, depreciation, and other	1,155	636	519
Total general and administrative expenses	$12,900	$7,663	$5,237

General and administrative expenses were $12.9 million for the six months ended June 30, 2026, compared to $7.7 million for the comparable prior year period. The increase of $5.2 million was primarily due to an increase in employee-related costs (including stock-based compensation) attributable to our increased headcount, as well as higher professional and consulting costs and director and officer insurance costs associated with operating as a public company.

Other income, net

Other income, net was $9.1 million for the six months ended June 30, 2026, compared to $6.0 million for the comparable prior year period. The increase of $3.1 million was primarily driven by an increase in interest income earned due to higher average balances in cash equivalents and marketable securities during the six months ended June 30, 2026 compared to the comparable prior year period.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant operating losses. We have not generated any revenue from product sales and we do not expect to generate revenue from sales of products in the near term, if at all. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates into and through clinical development and as we continue to develop additional product candidates. As such, we expect our research and development and general and administrative expenses to continue to increase significantly, including the costs associated with operating as a public company. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings or strategic agreements.

In January 2026, we raised aggregate net proceeds of $334.4 million from the sale of shares of common stock in our initial public offering, after deducting underwriter discounts, commissions and other offering costs. As of June 30, 2026, we had cash, cash equivalents, and marketable securities of $517.3 million.

Cash flows

The following table sets forth a summary of the net cash flow activity (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(44,829)	$(33,662)
Net cash (used in) provided by investing activities	(248,167)	107,186
Net cash provided by (used in) financing activities	337,703	(468)
Net increase in cash, cash equivalents, and restricted cash	$44,707	$73,056

Operating activities

Net cash used in operating activities was $44.8 million for the six months ended June 30, 2026, primarily consisting of our net loss of $42.5 million and net changes in operating assets and liabilities of $8.6 million, offset by non-cash charges of $6.2 million related to accretion of investment discounts, stock-based compensation and depreciation.

Net cash used in operating activities was $33.7 million for the six months ended June 30, 2025, primarily consisting of our net loss of $33.1 million, changes in operating assets and liabilities of $1.2 million, offset by non-cash charges of $0.6 million related to accretion of investment discounts, stock-based compensation and depreciation.

Investing activities

Net cash used in investing activities was $248.2 million for the six months ended June 30, 2026, primarily consisting of purchases of marketable securities and property and equipment of $300.4 million and $3.1 million, respectively, partially offset by the maturities of marketable securities of $55.4 million.

Net cash provided by investing activities was $107.2 million for the six months ended June 30, 2025, primarily consisting of maturities of marketable securities of $121.4 million, partially offset by purchases of marketable securities and property and equipment of $10.8 million and $3.4 million, respectively.

Financing activities

Net cash provided by financing activities was $337.7 million for the six months ended June 30, 2026, primarily consisting of net proceeds from the IPO of $339.8 million, partially offset by payment of offering costs of $2.3 million.

Net cash used in financing activities was $0.5 million for the six months ended June 30, 2025, primarily consisting of payments of offering costs of $0.5 million.

Future funding requirements

As of June 30, 2026, we had cash, cash equivalents, and marketable securities of $517.3 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents, and marketable securities, will be sufficient to fund our operations into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

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

Because of the numerous risks and uncertainties associated with research, development, and commercialization of pharmaceutical product candidates, we are unable to estimate the amount of our future working capital requirements. Our future capital requirements will depend on many factors, including:

•
the scope, progress, results and costs related to the clinical development of [225Ac]Ac-AKY-1189 for Nectin-4 expressing tumors and [225Ac]Ac-AKY-2519 for B7-H3 expressing tumors;
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
•
the extent to which we acquire or in-license other product candidates and technologies; and
•
the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory clearances to market any of our current or future product candidates.

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

Leases

As of June 30, 2026, we had future minimum operating lease payment obligations under non-cancellable leases of $15.5 million related to leases we have recognized on our consolidated balance sheet, which are due over the following 6.33 years.

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

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until for so long as either (i) our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter. Based on the aggregate market value of our common stock and Class A common stock held by non-affiliates as of June 30, 2026, we expect to lose our smaller reporting company status effective January 1, 2027. As such, we will be required to comply with certain requirements that are currently inapplicable to us as a smaller reporting company but are not exempt under our emerging growth company status, including the quantitative market risk disclosures required by Item 305 of Regulation S-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended June 30, 2026 were not registered under the Securities Act.

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds from our Initial Public Offering

On January 8, 2026, the SEC declared effective our registration statement on Form S-1 (File No. 333-292283), as amended, or the Registration Statement, filed in connection with our IPO. Pursuant to the Registration Statement, we registered the offer and sale of 20,297,500 shares of our common stock with a maximum aggregate offering price of approximately $365.4 million. J.P. Morgan Securities LLC, BofA Securities, Inc., Leerink Partners LLC and TD Securities (USA) LLC acted as representatives of the underwriters for the IPO. We received net proceeds of $334.4 million from the sale of 20,297,500 shares of common stock at a price of $18.00 per share, which included 2,647,500 shares of common stock sold pursuant to the underwriters' full exercise of their option to purchase additional shares, after deducting underwriting discounts and commissions and offering costs payable by us. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to our affiliates.

There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act on January 9, 2026. We are holding a significant portion of the balance of the net proceeds in money market funds.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2026, the following directors and/or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K.

Character of Trading Arrangement
Name and Title	Action Taken	Date of Action	Rule 10b5-1*	Non-Rule 10b5-1	Nature of Trading	Aggregate Number of Securities (1)	Duration of Trading Arrangement
Akos Czibere, Chief Medical Officer	Adopted	June 24, 2026	X		Sale	50,000 shares	9/23/2026 - 6/30/2027

Shulamit Ron-Bigger, Chief Operating Officer	Adopted	June 25, 2026 (2)	X		Sale	50,000 shares	9/24/2026 - 6/30/2027

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

(1) This amount represents the maximum total shares that could be sold under the plan.

(2) On July 7, 2026, Ms. Ron-Bigger terminated her trading plan prior to any shares of common stock being sold pursuant to the trading plan.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Aktis Oncology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of such Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aktis Oncology, Inc.

Date: August 13, 2026	By:	/s/ Matthew Roden
Matthew Roden, PhD
President, Chief Executive Officer

Date: August 13, 2026	By:	/s/ Kyle D. Kuvalanka
Kyle D. Kuvalanka
Chief Financial Officer