Form 10-Q
period 2026-09-30
Aktis Oncology, Inc.
filed 2026-11-12
CIK 2035832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of Registrant’s Common Stock and Class A common stock outstanding as of October 30, 2026 was 53,925,016 and 1,872,829, respectively.

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
•
the implementation of our strategic plans for our business and any product candidates we may develop;
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

Note Regarding Trademarks

We are the owner of the U.S. federal trademark registrations ("®") and service marks, including AKTIS® and AKTIS ONCOLOGY®. Other trademarks, trade names and service marks that may appear in this Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Form 10-Q may be referred to without the ® or TM symbol, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

AKTIS ONCOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and par value data)

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$68,323	$37,784
Marketable securities	424,606	189,003
Prepaid expenses and other current assets	6,957	3,523
Total current assets	499,886	230,310
Property and equipment, net	15,366	14,595
Operating lease right-of-use assets	11,739	12,651
Restricted cash equivalents	1,149	1,149
Other assets	4,344	6,180
Total assets	$532,484	$264,885
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$1,436	$1,737
Accrued expenses and other current liabilities	17,039	9,522
Deferred revenue, current portion	15,229	18,662
Operating lease liabilities, current portion	1,457	1,315
Total current liabilities	35,161	31,236
Deferred revenue, net of current portion	29,073	36,156
Operating lease liabilities, net of current portion	9,378	10,233
Total liabilities	73,612	77,625
Commitments and contingencies (Note 12)
Redeemable convertible preferred stock:
Series Seed redeemable convertible preferred stock, $0.0001 par value; no shares and 5,000,000 shares authorized, issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	5,000
Series A redeemable convertible preferred stock, $0.0001 par value; no shares and 78,067,500 shares authorized, issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	145,050
Series A-1 redeemable convertible preferred stock, $0.0001 par value; no shares and 2,500,000 shares authorized, issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	8,197
Series B redeemable convertible preferred stock, $0.0001 par value; no shares and 43,750,000 shares authorized, issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	174,654
Partner redeemable convertible preferred stock, $0.0001 par value; no shares and 250,000 shares authorized, issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	508
Stockholders' equity (deficit):
Common stock, $0.0001 par value; 480,000,000 and 156,800,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively; 53,907,964 shares and 915,261 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	5	—
Class A common stock, $0.0001 par value; 10,000,000 and no shares authorized as of September 30, 2026 and December 31, 2025, respectively; 1,872,829 shares and no shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	689,768	10,373
Accumulated other comprehensive (loss) income	(1,929)	42
Accumulated deficit	(228,972)	(156,564)
Total stockholders' equity (deficit)	458,872	(146,149)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$532,484	$264,885

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKTIS ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Collaboration revenue	$3,905	$1,579	$10,516	$4,627
Operating expenses:
Research and development	32,125	16,467	77,441	50,958
General and administrative	6,527	3,315	19,427	10,978
Total operating expenses	38,652	19,782	96,868	61,936
Loss from operations	(34,747)	(18,203)	(86,352)	(57,309)
Other income (expense):
Interest income	4,822	2,682	13,971	8,761
Other expense, net	(14)	(12)	(27)	(45)
Total other income, net	4,808	2,670	13,944	8,716
Net loss	$(29,939)	$(15,533)	$(72,408)	$(48,593)
Net loss per share - basic and diluted	$(0.54)	$(19.18)	$(1.36)	$(60.17)
Weighted-average common stock outstanding, basic and diluted	55,649,432	809,765	53,218,904	807,637
Comprehensive loss:
Net loss	$(29,939)	$(15,533)	$(72,408)	$(48,593)
Other comprehensive loss:
Net unrealized loss on marketable securities held	(1,184)	30	(1,971)	(108)
Comprehensive loss	$(31,123)	$(15,503)	$(74,379)	$(48,701)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKTIS ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

	Series Seed Redeemable Convertible Preferred Stock		Series A Redeemable Convertible Preferred Stock		Series A-1 Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Partner Redeemable Convertible Preferred Stock		Common Stock		Class A Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit) Equity
Balance as of December 31, 2024	5,000,000	$5,000	78,067,500	$145,050	2,500,000	$8,197	43,750,000	$174,654	250,000	$508	780,996	$—	—	$—	$4,906	$124	$(92,833)	(87,803)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,235	—	—	1,235
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	26,285	—	—	—	50	—	—	50
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(14,985)	(14,985)
Balance as of March 31, 2025	5,000,000	5,000	78,067,500	145,050	2,500,000	8,197	43,750,000	174,654	250,000	508	807,281	—	—	—	6,191	66	(107,818)	(101,561)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,518	—	—	1,518
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(80)	—	(80)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(18,075)	(18,075)
Balance as of June 30, 2025	5,000,000	5,000	78,067,500	145,050	2,500,000	8,197	43,750,000	174,654	250,000	508	807,281	—	—	—	7,709	(14)	(125,893)	(118,198)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,280	—	—	1,280
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	7,780	—	—	—	28	—	—	28
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	30	—	30
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,533)	(15,533)
Balance as of September 30, 2025	5,000,000	$5,000	78,067,500	$145,050	2,500,000	$8,197	43,750,000	$174,654	250,000	$508	815,061	$—	—	$—	$9,017	$16	$(141,426)	$(132,393)

Balance as of December 31, 2025	5,000,000	$5,000	78,067,500	$145,050	2,500,000	$8,197	43,750,000	$174,654	250,000	$508	915,261	$—	—	$—	$10,373	$42	$(156,564)	(146,149)
Conversion of redeemable convertible preferred stock to common stock upon closing of initial public offering	(5,000,000)	(5,000)	(78,067,500)	(145,050)	(2,500,000)	(8,197)	(43,750,000)	(174,654)	(250,000)	(508)	32,184,389	3	1,872,829	—	333,406	—	—	333,409
Issuance of common stock from initial public offering, net of issuance costs of $5,376											20,297,500	2	—	—	334,402	—	—	334,404
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,022	—	—	3,022
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	6,023	—	—	—	30	—	—	30
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(283)	—	(283)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(18,325)	(18,325)
Balance as of March 31, 2026	—	—	—	—	—	—	—	—	—	—	53,403,173	5	1,872,829	—	681,233	(241)	(174,889)	506,108
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,222	—	—	3,222
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	43,049	—	—	—	156	—	—	156
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(504)	—	(504)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(24,144)	(24,144)
Balance as of June 30, 2026	—	—	—	—	—	—	—	—	—	—	53,446,222	5	1,872,829	—	684,611	(745)	(199,033)	484,838
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,449	—	—	3,449
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	461,742	—	—	—	1,708	—	—	1,708
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,184)	—	(1,184)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(29,939)	(29,939)
Balance as of September 30, 2026	—	$—	—	$—	—	$—	—	$—	—	$—	53,907,964	$5	1,872,829	$—	$689,768	$(1,929)	$(228,972)	$458,872

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKTIS ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows used in operating activities
Net loss	$(72,408)	$(48,593)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	2,473	1,634
Stock-based compensation	9,693	4,033
Net amortization of premiums and accretion of discounts on investments in marketable securities	(3,469)	(3,919)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,907)	256
Interest receivable	(1,527)	230
Operating lease right-of-use assets	1,280	1,443
Other assets	(2,620)	(511)
Accounts payable	134	367
Accrued expenses and other current liabilities	9,069	886
Operating lease liabilities	(1,081)	(1,084)
Deferred revenue	(10,516)	(3,628)
Net cash used in operating activities	(70,879)	(48,886)
Cash flows (used in) provided by investing activities
Purchases of marketable securities	(356,685)	(10,816)
Proceeds from maturities of marketable securities	122,580	208,666
Purchases of property and equipment	(3,888)	(5,430)
Net cash (used in) provided by investing activities	(237,993)	192,420
Cash flows provided by (used in) financing activities
Proceeds from initial public offering, net of underwriter discounts and commissions paid during the period	339,780	—
Payment of offering costs	(2,263)	(518)
Proceeds from exercise of common stock options	1,894	78
Net cash provided by (used in) financing activities	339,411	(440)
Net increase in cash, cash equivalents, and restricted cash equivalents	30,539	143,094
Cash, cash equivalents, and restricted cash equivalents at beginning of period	38,933	38,308
Cash, cash equivalents, and restricted cash equivalents at end of period	$69,472	$181,402
Reconciliation of cash, cash equivalents, and restricted cash equivalents
Cash and cash equivalents	$68,323	$180,253
Long-term restricted cash equivalents	1,149	1,149
Total cash, cash equivalents, and restricted cash equivalents	$69,472	$181,402
Supplemental disclosure of non-cash investing and financing activities:
Remeasurement of right-of-use asset and lease liability due to lease modification	$—	$939
Conversion of redeemable convertible preferred stock into common stock upon closing of initial public offering	$333,409	$—
Deferred offering costs transferred to additional paid in capital	$4,456	$—
Purchases of property and equipment included in accounts payable	$42	$693
Purchases of property and equipment included in accrued expenses	$—	$88
Net unrealized loss on marketable securities	$(1,971)	$(108)
Deferred offering costs included in accrued expenses	$—	$360

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

The Company has incurred losses since inception, including net losses of $72.4 million and $48.6 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the Company had an accumulated deficit of $229.0 million.

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within the twelve months after the date that these condensed consolidated financial statements are issued. The Company believes that its existing cash, cash equivalents, and marketable securities of $492.9 million as of September 30, 2026, will be sufficient to allow the Company to fund operations at least twelve months from the date that the financial statements are issued.

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

Unaudited interim financial information

The accompanying condensed consolidated balance sheet as of September 30, 2026, the condensed consolidated statements of operations and comprehensive loss and condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025, are unaudited. The condensed consolidated interim financial statements have been prepared on the same basis as the December 31, 2025 and 2024 audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2026. The results for the three and nine months ended September 30, 2026, are not necessarily indicative of results to be expected for the year ending December 31, 2026, or for any other subsequent period.

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

3. Fair value measurements

The following table sets forth by level, within the fair value hierarchy, the financial assets and liabilities carried at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of September 30, 2026
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$67,823	$—	$—	$67,823
Marketable securities:
Commercial paper	—	136,685	—	136,685
Treasury bills	242,976	—	—	242,976
Corporate debt securities	—	26,591	—	26,591
Agency bonds	—	18,354	—	18,354
Total marketable securities	242,976	181,630	—	424,606
Restricted cash equivalents	1,149	—	—	1,149
Total financial assets	$311,948	$181,630	$—	$493,578

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$37,284	$—	$—	$37,284
Marketable securities:
Commercial paper	—	55,292	—	55,292
Treasury bills	87,973	—	—	87,973
Corporate debt securities	—	18,529	—	18,529
Agency bonds	—	27,209	—	27,209
Total marketable securities	87,973	101,030	—	189,003
Restricted cash equivalents	1,149	—	—	1,149
Total financial assets	$126,406	$101,030	$—	$227,436

During the three and nine months ended September 30, 2026, there were no transfers or reclassifications between fair value measurement levels of financial assets. The carrying values of prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. The Company had no other financial liabilities for the periods presented above.

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

4. Marketable securities

As of September 30, 2026 and December 31, 2025, the Company’s security portfolio consisted of 94 securities and 56 securities, respectively, related to marketable securities in debt securities available-for-sale, of which there were 94 securities and 10 securities in unrealized loss positions as of September 30, 2026 and December 31, 2025, respectively. There were no securities in an unrealized loss position for greater than 12 months as of September 30, 2026 or December 31, 2025. The Company does not intend to sell the marketable securities prior to the value of the securities being recovered and it is not more likely than not that the Company will be required to sell the marketable securities before recovery of their amortized cost basis. The Company did not record an allowance for credit losses as of September 30, 2026 or December 31, 2025. Accrued interest receivable relating to the Company’s available-for-sale securities is presented within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets, and amounted to $2.6 million and $1.1 million as of September 30, 2026 and December 31, 2025, respectively.

Marketable securities, which are classified as available-for-sale, consisted of the following (in thousands):

	September 30, 2026
	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$136,998	$—	$(313)	$136,685
Treasury bills	244,294	—	(1,318)	242,976
Corporate debt securities	26,728	—	(137)	26,591
Agency bonds	18,515	—	(161)	18,354
Total marketable securities	$426,535	$—	$(1,929)	$424,606

	December 31, 2025
	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$55,300	$10	$(18)	$55,292
Treasury bills	87,924	49	—	87,973
Corporate debt securities	18,533	5	(9)	18,529
Agency bonds	27,204	10	(5)	27,209
Total marketable securities	$188,961	$74	$(32)	$189,003

5. Property and equipment, net

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Laboratory equipment	$14,011	$12,149
Computer equipment	175	81
Computer software	308	216
Office equipment & furniture	625	520
Leasehold improvements	5,568	167
Assets under construction	2,697	7,007
Total property and equipment	23,384	20,140
Less: Accumulated depreciation and amortization	(8,018)	(5,545)
Property and equipment, net	$15,366	$14,595

The Company recorded depreciation expense of $1.0 million and $0.6 million for the three months ended September 30, 2026 and 2025, respectively. The Company recorded depreciation expense of $2.5 million and $1.6 million for the nine months ended September 30, 2026 and 2025, respectively.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued compensation and benefit costs	$4,521	$4,564
Accrued research and development costs	11,022	2,958
Accrued professional costs	139	192
Other accrued expenses	1,357	1,808
Total accrued expenses and other current liabilities	$17,039	$9,522

7. Stockholders’ equity (deficit)

Common stock and Class A common stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders provided, however, that, except as otherwise required by law, holders of common stock are not entitled to vote on any amendment to the Company’s Certificate of Incorporation that relates solely to the terms of one or more outstanding series of Class A common stock or preferred stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote thereon pursuant to the Certificate of Incorporation or pursuant to the Delaware General Corporation Law. Each share of Class A common stock is non-voting. There is no cumulative voting. Each share of Class A common stock may be converted at any time into one share of common stock at the option of its holder, subject to the beneficial ownership limitations provided for in the Company's Amended and Restated Certificate of Incorporation. Both common stockholders and Class A common stockholders are entitled to receive dividends, as may be declared by the Company’s Board, if any. Through September 30, 2026, no dividends have been declared or paid.

The Company’s common stock available for future issuance is summarized below:

	September 30,	December 31,
	2026	2025
Common stock authorized	480,000,000	156,800,000
Common stock outstanding	53,907,964	915,261
Common stock authorized and reserved for future issuances:
Series Seed preferred stock	—	1,314,262
Series A preferred stock	—	20,520,285
Series A-1 preferred stock	—	657,133
Series B preferred stock	—	11,499,825
Partner preferred stock	—	65,713
Class A common stock	1,872,829	—
Stock options outstanding	7,406,618	5,899,875
Common stock reserved for future grant under the 2020 Equity Incentive Plan	—	285,723
Common stock reserved for future grant under the 2026 Equity Incentive Plan	1,991,895	—
Common stock reserved for future grant under the 2026 Employee Stock Purchase Plan	27,843	—
Total common stock authorized and reserved for future issuance	11,299,185	40,242,816
Unreserved common stock available for future issuance	414,792,851	115,641,923

8. Equity-based compensation

2020 Equity Incentive Plan

The Company’s 2020 Equity Incentive Plan, as amended (the “2020 Plan”), provided for the Company to sell or issue common stock or restricted common stock, and other awards, as determined by the Board, to employees, non-employees and directors of the Company. As of the effective date of the 2026 Equity Incentive Plan (the “2026 Plan”), and as of September 30, 2026, there were no shares remaining available for future issuance under the 2020 Plan. Any options or other awards outstanding under the 2020 Plan remain outstanding and effective.

2026 Equity Incentive Plan

In January 2026, the Board and the Company's stockholders adopted and approved the 2026 Plan, which became effective on January 8, 2026. The 2026 Plan initially reserved 4,009,452 shares of common stock for future issuances and is subject to automatic increases in the number of shares of common stock reserved for future issuances in accordance with the evergreen provisions in the 2026 Plan. The shares reserved for future issuance under the 2020 Plan ceased to be available for issuance at the time the 2026 Plan became effective. Any shares underlying outstanding stock awards granted under the 2020 Plan that subsequently expire or are repurchased, forfeited, cancelled, or withheld will return to the 2026 Plan and be reserved and available for issuance. As of September 30, 2026, there were 1,991,895 shares remaining available for future issuance under the 2026 Plan.

2026 Employee Stock Purchase Plan

In January 2026, the Board and the Company's stockholders adopted and approved the 2026 Employee Stock Purchase Plan (the "2026 ESPP"), which became effective on January 8, 2026. The 2026 ESPP initially reserved 27,843 shares of common stock for future issuance and is subject to automatic increases in the number of shares of common stock reserved for future issuances in accordance with the evergreen provisions in the 2026 ESPP. As of September 30, 2026, there were 27,843 shares remaining available for future issuance under the 2026 ESPP.

Stock Option Activity

The following table summarizes the stock option activity during the nine months ended September 30, 2026:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2026	5,899,875	$5.87	7.56	$32,946
Granted	2,126,333	18.66	—	—
Exercised	(510,814)	3.71	—	10,857
Cancelled	(108,776)	16.95	—	—
Outstanding as of September 30, 2026	7,406,618	$9.53	7.56	$74,584
Options vested and exercisable as of September 30, 2026	3,592,873	$4.58	6.18	$53,497
Options unvested and expected to vest as of September 30, 2026	3,813,745	$14.19	8.87	$21,087

Compensation cost is recognized on a straight-line basis over the requisite service period. As of September 30, 2026, the total unrecognized compensation cost related to unvested stock option awards was $34.9 million which the Company expects to recognize over a weighted-average period of approximately 2.55 years.

The weighted-average grant date fair value per share of stock options granted during the nine months ended September 30, 2026 and 2025, was $14.32 and $7.77, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2026 and 2025, was $10.9 million and $0.3 million, respectively.

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of the stock options granted during the periods ended:

	September 30,	September 30,
	2026	2025
Expected term (in years)	6.04	6.01
Risk-free interest rate	3.92%	4.29%
Expected volatility	91.15%	92.57%
Dividend yield	—	—

Stock-based compensation expense

The following table summarizes stock-based compensation expense included in operating expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$1,602	$689	$4,296	$1,916
General and administrative	1,847	591	5,397	2,117
Total	$3,449	$1,280	$9,693	$4,033

9. Income taxes

The Company did not record a provision or benefit for income taxes during the three and nine months ended September 30, 2026 and 2025. The Company continues to maintain a full valuation allowance against its U.S. federal and state deferred tax assets as it is more likely than not that such assets will not be realized in the future.

As of September 30, 2026 and December 31, 2025, the Company had no uncertain tax positions relevant to the jurisdictions where it is required to file income tax returns requiring recognition in the consolidated financial statements. As of September 30, 2026 and December 31, 2025, the Company had no accrued interest or penalties related to uncertain tax positions.

10. License agreements

The Company has entered into several license agreements with third parties that typically involve payments from the Company, including upfront payments, milestone payments and royalty payments. The terms and conditions as well as accounting analysis for the Company’s significant license agreements are described in Note 11, “License agreements” in the audited consolidated annual financial statements for the year ended December 31, 2025. As of September 30, 2026, no milestones have been achieved under these agreements. There have been no other material changes to the terms and conditions or accounting conclusions previously disclosed in the Annual Report.

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

The Company recognized $3.9 million and $10.5 million of collaboration revenue during the three and nine months ended September 30, 2026, respectively. The Company recognized $1.6 million and $4.6 million of collaboration revenue during the three and nine months ended September 30, 2025. The remaining transaction price of $44.3 million is expected to be recognized as revenue through 2030. As of September 30, 2026, one development milestone under the Collaboration Agreement totaling $1.0 million had been achieved. There have been no other material changes to the terms and conditions or accounting conclusions previously disclosed in the Annual Report.

12. Commitments and contingencies

Legal proceedings

The Company was not subject to any material legal proceedings during the nine months ended September 30, 2026 and 2025, and the Company is not aware of any material legal proceedings that are currently pending or threatened.

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

14. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(29,939)	$(15,533)	$(72,408)	$(48,593)
Net loss attributable to common stockholders, basic and diluted	$(29,939)	$(15,533)	$(72,408)	$(48,593)
Denominator:
Weighted-average number of common stock used in net loss per share, basic and diluted	55,649,432	809,765	53,218,904	807,637
Net loss per share of common stock, basic and diluted	$(0.54)	$(19.18)	$(1.36)	$(60.17)

The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

As the liquidation and dividend rights are identical for the Company's common stock and Class A common stock, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for the Company's common stock and Class A common stock was the same for the three and nine months ended September 30, 2026. The Company only had one class of common stock outstanding as of September 30, 2025.

The following outstanding potentially dilutive securities have been excluded from the computation of diluted net loss per share attributable to common stockholders, as including them would have had an anti-dilutive effect:

	Nine months ended September 30,
	2026	2025
Preferred stock	—	34,057,218
Options to purchase common stock	7,406,618	5,394,964
Total	7,406,618	39,452,182

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

The following information represents significant segment expenses regularly provided to the CODM with the following categories (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collaboration revenue	$3,905	$1,579	$10,516	$4,627
Direct external research and development expenses:
Discovery and development	(2,980)	(2,719)	(8,149)	(10,960)
[225Ac]Ac-AKY-1189	(7,361)	(2,850)	(17,622)	(8,691)
[225Ac]Ac-AKY-2519	(8,057)	(2,267)	(15,313)	(4,777)
Unallocated research and development expenses:
Employee-related (including stock-based compensation)	(9,236)	(5,631)	(24,191)	(16,520)
Information technology, facilities, office and other [1]	(4,491)	(3,000)	(12,166)	(10,010)
General and administrative expenses:
Employee-related (including stock-based compensation)	(3,955)	(1,739)	(10,718)	(5,737)
Professional and consulting	(1,925)	(1,322)	(6,907)	(4,351)
Information technology, facilities, office and other [1]	(647)	(254)	(1,802)	(890)
Other segment items [2]	4,808	2,670	13,944	8,716
Net loss	$(29,939)	$(15,533)	$(72,408)	$(48,593)

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

We have incurred significant operating losses in every year since inception and we expect to continue to incur substantial losses for the foreseeable future. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of September 30, 2026, we had an accumulated deficit of $229.0 million and our net losses were $72.4 million and $48.6 million for the nine months ended September 30, 2026 and 2025, respectively. We expect our expenses and operating losses will increase substantially as we:

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
•
continue to expand manufacturing capabilities through additional in-house facilities and expertise, as well as additional third-party contractors to enable global commercial scale;

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

As of September 30, 2026, we had cash, cash equivalents, and marketable securities of $492.9 million. Based upon our current operating plans, we believe our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the sections titled “—Liquidity and capital resources” and “Risk Factors” included elsewhere in this Quarterly Report.

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

Other income, net

Other income, net consists of interest earned, the accretion or amortization of discounts or premiums on our cash equivalents and investments in marketable securities on investments classified as available-for-sale, and realized and unrealized foreign currency transaction losses.

Income taxes

Since our inception, we have not recorded any income tax benefits or expense for the net losses we have incurred in each period or for our earned research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2025, we had net operating loss carryforwards, or NOLs, for federal and state income tax purposes of $45.8 million and $40.8 million, respectively. The federal NOLs are not subject to expiration and the state NOLs begin to expire in 2041. These loss carryforwards are available to reduce future federal taxable income, if any. As of the three and nine months ended September 30, 2026 and 2025, we have recorded a full valuation allowance against our net deferred tax assets.

Results of operations

Comparison of the three months ended September 30, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Revenue:
Collaboration revenue	$3,905	$1,579	$2,326
Total revenue	3,905	1,579	2,326
Operating expenses:
Research and development	32,125	16,467	15,658
General and administrative	6,527	3,315	3,212
Total operating expenses	38,652	19,782	18,870
Loss from operations	(34,747)	(18,203)	(16,544)
Total other income, net	4,808	2,670	2,138
Net loss	$(29,939)	$(15,533)	$(14,406)

Revenue

Collaboration revenue was $3.9 million and $1.6 million for the three months ended September 30, 2026 and 2025, respectively, driven by revenue recognized from our Collaboration Agreement with Eli Lilly, which is recognized over time using the cost incurred input method.

Research and development expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Direct external research and development expenses:
Discovery and development	$2,980	$2,719	$261
[225Ac]Ac-AKY-1189	7,361	2,850	4,511
[225Ac]Ac-AKY-2519	8,057	2,267	5,790
Unallocated research and development expenses:
Employee-related (including stock-based compensation)	9,236	5,631	3,605
Facility, lab and depreciation	3,864	2,819	1,045
Other research and development related expenses	627	181	446
Total research and development expenses	$32,125	$16,467	$15,658

Research and development expenses were $32.1 million for the three months ended September 30, 2026, compared with $16.5 million for the comparable prior-year period. The increase of $15.6 million was primarily due to:

•
$5.8 million increase associated with the advancement of clinical trials for [225Ac]Ac-AKY-2519, including the ongoing Phase 1b clinical trial for metastatic castration-resistant prostate cancer and the initiation of our Phase 1b clinical trial for non-small cell lung cancer and other B7-H3 expressing tumors;

•
$4.5 million increase related to our ongoing Phase 1b clinical trial for [225Ac]Ac-AKY-1189 for Nectin-4 expressing tumors;
•
$3.6 million increase primarily driven by an increase in employee-related costs (including stock-based compensation) attributable to our increased headcount to support the advancement of our clinical development programs and manufacturing;
•
$1.0 million increase in facility, lab and depreciation costs primarily related to an increase in laboratory equipment as a result of our expansion of laboratory space and an increase in software subscriptions;
•
$0.4 million increase in other research and development related expenses related to professional and consulting expenses; and
•
$0.3 million increase in discovery and development activities with the advancement of our preclinical pipeline.

General and administrative expenses

The following table summarizes our general and administrative expenses (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Employee-related (including stock-based compensation)	$3,955	$1,739	$2,216
Professional and consulting	1,925	1,322	603
Facility, depreciation, and other	647	254	393
Total general and administrative expenses	$6,527	$3,315	$3,212

General and administrative expenses were $6.5 million for the three months ended September 30, 2026, compared with $3.3 million for the comparable prior-year period. The increase of $3.2 million was primarily due to an increase in employee-related costs (including stock-based compensation) attributable to our increased headcount, as well as higher professional and consulting costs and director and officer insurance costs associated with operating as a public company.

Other income, net

Other income, net was $4.8 million for the three months ended September 30, 2026, compared with $2.7 million for the comparable prior-year period. The increase of $2.1 million was primarily driven by an increase in interest income earned due to higher average balances in cash equivalents and marketable securities during the three months ended September 30, 2026, compared with the comparable prior-year period.

Comparison of the nine months ended September 30, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Revenue:
Collaboration revenue	$10,516	$4,627	$5,889
Total revenue	10,516	4,627	5,889
Operating expenses:
Research and development	77,441	50,958	26,483
General and administrative	19,427	10,978	8,449
Total operating expenses	96,868	61,936	34,932
Loss from operations	(86,352)	(57,309)	(29,043)
Total other income, net	13,944	8,716	5,228
Net loss	$(72,408)	$(48,593)	$(23,815)

Revenue

Collaboration revenue was $10.5 million and $4.6 million for the nine months ended September 30, 2026 and 2025, respectively, driven by revenue recognized from our Collaboration Agreement with Eli Lilly, which is recognized over time using the cost incurred input method.

Research and development expenses

The following table summarizes our research and development expenses (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Direct external research and development expenses:
Discovery and development	$8,149	$10,960	$(2,811)
[225Ac]Ac-AKY-1189	17,622	8,691	8,931
[225Ac]Ac-AKY-2519	15,313	4,777	10,536
Unallocated research and development expenses:
Employee-related (including stock-based compensation)	24,191	16,520	7,671
Facility, lab and depreciation	10,618	8,802	1,816
Other research and development related expenses	1,548	1,208	340
Total research and development expenses	$77,441	$50,958	$26,483

Research and development expenses were $77.4 million for the nine months ended September 30, 2026, compared with $51.0 million for the comparable prior-year period. The increase of $26.4 million was primarily due to:

•
$10.5 million increase associated with the advancement of clinical trials for [225Ac]Ac-AKY-2519, including the ongoing Phase 1b clinical trial for metastatic castration-resistant prostate cancer and the initiation of our Phase 1b clinical trial for non-small cell lung cancer and other B7-H3 expressing tumors;
•
$8.9 million increase related to our ongoing Phase 1b clinical trial for [225Ac]Ac-AKY-1189 for Nectin-4 expressing tumors;
•
$7.7 million increase primarily driven by an increase in employee-related costs (including stock-based compensation) attributable to our increased headcount to support the advancement of our clinical development programs and manufacturing;
•
$1.8 million increase in facility, lab and depreciation costs primarily related to an increase in laboratory equipment as a result of our expansion of laboratory space and an increase in software subscriptions; and
•
$0.3 million increase in other research and development related expenses related to professional and consulting expenses, partially offset by;
•
$2.8 million decrease in discovery and development activities with [225Ac]Ac-AKY-2519 advancing into clinical trials.

General and administrative expenses

The following table summarizes our general and administrative expenses (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Employee-related (including stock-based compensation)	$10,718	$5,737	$4,981
Professional and consulting	6,907	4,351	2,556
Facility, depreciation, and other	1,802	890	912
Total general and administrative expenses	$19,427	$10,978	$8,449

General and administrative expenses were $19.4 million for the nine months ended September 30, 2026, compared with $11.0 million for the comparable prior-year period. The increase of $8.4 million was primarily due to an increase in employee-related costs (including stock-based compensation) attributable to our increased headcount, as well as higher professional and consulting costs and director and officer insurance costs associated with operating as a public company.

Other income, net

Other income, net was $13.9 million for the nine months ended September 30, 2026, compared with $8.7 million for the comparable prior-year period. The increase of $5.2 million was primarily driven by an increase in interest income earned due to higher average balances in cash equivalents and marketable securities during the nine months ended September 30, 2026, compared with the comparable prior-year period.

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

In January 2026, we raised aggregate net proceeds of $334.4 million from the sale of shares of common stock in our initial public offering, after deducting underwriter discounts, commissions and other offering costs. As of September 30, 2026, we had cash, cash equivalents, and marketable securities of $492.9 million.

Cash flows

The following table sets forth a summary of the net cash flow activity (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(70,879)	$(48,886)
Net cash (used in) provided by investing activities	(237,993)	192,420
Net cash provided by (used in) financing activities	339,411	(440)
Net increase in cash, cash equivalents, and restricted cash	$30,539	$143,094

Operating activities

Net cash used in operating activities was $70.9 million for the nine months ended September 30, 2026, primarily consisting of our net loss of $72.4 million and net changes in operating assets and liabilities of $7.2 million, offset by non-cash charges of $8.7 million related to accretion of investment discounts, stock-based compensation and depreciation.

Net cash used in operating activities was $48.9 million for the nine months ended September 30, 2025, primarily consisting of our net loss of $48.6 million, changes in operating assets and liabilities of $2.0 million, offset by non-cash charges of $1.7 million related to accretion of investment discounts, stock-based compensation and depreciation.

Investing activities

Net cash used in investing activities was $238.0 million for the nine months ended September 30, 2026, primarily consisting of purchases of marketable securities and property and equipment of $356.7 million and $3.9 million, respectively, partially offset by the maturities of marketable securities of $122.6 million.

Net cash provided by investing activities was $192.4 million for the nine months ended September 30, 2025, primarily consisting of maturities of marketable securities of $208.6 million, partially offset by purchases of marketable securities and property and equipment of $10.8 million and $5.4 million, respectively.

Financing activities

Net cash provided by financing activities was $339.4 million for the nine months ended September 30, 2026, primarily consisting of net proceeds from the IPO and the exercise of common stock options of $339.8 million and $1.9 million, respectively, partially offset by payment of offering costs of $2.3 million.

Net cash used in financing activities was $0.5 million for the nine months ended September 30, 2025, primarily consisting of payments of offering costs of $0.5 million.

Future funding requirements

As of September 30, 2026, we had cash, cash equivalents, and marketable securities of $492.9 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents, and marketable securities, will be sufficient to fund our operations into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

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

Leases

As of September 30, 2026, we had future minimum operating lease payment obligations under non-cancellable leases of $14.8 million related to leases we have recognized on our consolidated balance sheet, which are due over the following 6.12 years.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended September 30, 2026 that were not registered under the Securities Act.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2026, the following directors and/or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K.

Character of Trading Arrangement
Name and Title	Action Taken	Date of Action	Rule 10b5-1*	Non-Rule 10b5-1	Nature of Trading	Aggregate Number of Securities (1)	Duration of Trading Arrangement
Shulamit Ron-Bigger, Chief Operating Officer	Terminated	July 7, 2026 (2)	X		Sale	50,000 shares	9/24/2026 - 6/30/2027

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

(1) This amount represents the maximum total shares that could be sold under the plan.

(2) On July 7, 2026, Dr. Ron-Bigger terminated her trading plan prior to any shares of common stock being sold pursuant to the trading plan.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on January 12, 2026).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed on January 12, 2026).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-292283), filed on January 5, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Aktis Oncology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of such Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aktis Oncology, Inc.

Date: November 12, 2026	By:	/s/ Matthew Roden
Matthew Roden, PhD
President, Chief Executive Officer

Date: November 12, 2026	By:	/s/ Kyle D. Kuvalanka
Kyle D. Kuvalanka
Chief Financial Officer